Form 10QSB
period 2002-10-31
BIG CAT MINING CORP
filed 2002-12-12
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

                        Commission file Number: 000-49870
                                                ---------


                           BIG CAT MINING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   98-0205749
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


                                7928 Rowland Road
                        Edmonton, Alberta, T6A 3W1 Canada
                    ----------------------------------------
                    (Address of principal executive offices)


                                  (780)414-0763
                           ---------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    1,114,000 common shares
                                              as at October 31, 2002

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [ X ]

                           BIG CAT MINING CORPORATION


                                      INDEX


                                                                            Page
                                                                            ----
PART 1. FINANCIAL INFORMATION


Balance Sheet at October 31, 2002 (unaudited) .............................  F-2

Statements of Operations for the three months ended October 31, 2002 and 2001 (unaudited), for the six months ended October 31, 2002 and 2001 (unaudited) and from June 17, 1997 (inception) through
     October 31, 2002 (unaudited) .........................................  F-3

Statements of Cash Flows for the six months ended October 31, 2002 and 2001
     (unaudited), and from June 17, 1997 (inception) through
     October 31, 2002 (unaudited) .........................................  F-4

Notes to Financial Statements .............................................  F-5

Item 2. Plan of Operations ................................................    6

PART II. OTHER INFORMATION

          Item 1 Legal Proceedings ........................................   19

          Item 2 Changes in Securities ....................................   19

          Item 3 Defaults Upon Senior Securities ..........................   19

          Item 4 Submission of Matters to a Vote of Security Holders ......   19

          Item 5 Other Information ........................................   19

          Item 6 Exhibits and Reports on Form 8K ..........................   19


SIGNATURES ................................................................   19

                           BIG CAT MINING CORPORATION
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                October 31, 2002
                                   (Unaudited)



                                     Assets
Cash ...............................................................  $  85,755
Prepaid expenses ...................................................      3,983
                                                                      ---------

                                                                      $  89,738
                                                                      =========
                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued liabilities .......................  $   2,867
                                                                      ---------

                 Total liabilities .................................      2,867
                                                                      ---------

Shareholders' equity:
    Common stock ...................................................        111
    Additional paid-in capital .....................................    120,664
    Deficit accumulated during the development stage ...............    (33,904)
                                                                      ---------

                 Total shareholders' equity ........................     86,871
                                                                      ---------

                                                                      $  89,738
                                                                      =========
            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                                  June 19, 1997
                                                          Three Months Ended              Six Months Ended         (inception)
                                                               October 31,                  October 31,             Through
                                                       --------------------------    --------------------------    October 31,
                                                          2002            2001          2002            2001          2002
                                                       -----------    -----------    -----------    -----------    -----------


Costs and expenses:
    Contributed services (Note 2) .................... $       400    $       700    $     2,200    $       700    $     5,250
    Contributed rent (Note 2) ........................         300            300            600            600          3,400
    Filing and transfer agent fees ...................        --             --             --              605            805
    Exploration costs ................................        --             --            3,419           --            3,483
    Stock-based compensation - organization costs ....        --             --             --             --               50
    Office and miscellaneous .........................         588           --              659             14            924
    Consulting fees, related party (Note 2) ..........       2,781           --            2,781           --            2,781
    Professional fees ................................       3,084          2,375         13,680          2,387         17,211
                                                       -----------    -----------    -----------    -----------    -----------

                   Loss before income taxes ..........      (7,153)        (3,375)       (23,339)        (4,306)       (33,904)

    Income tax provision (Note 3) ....................        --             --             --             --             --
                                                       -----------    -----------    -----------    -----------    -----------

                   Net loss .......................... $    (7,153)   $    (3,375)   $   (23,339)   $    (4,306)   $   (33,904)
                                                       ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ..................... $     (0.01)   $     (0.01)   $     (0.02)   $     (0.01)
                                                       ===========    ===========    ===========    ===========

Weighted average common shares outstanding ...........   1,114,000        500,000      1,114,000        500,000
                                                       ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                       June 19, 1997
                                                                  Six Months Ended      (inception)
                                                                    October 31,           Through
                                                              ----------------------     October 31,
                                                                2002          2001         2002
                                                              ---------    ---------     ---------
                    Net cash used in
                        operating activities ..............   $ (19,423)   $    (701)    $ (26,370)
                                                              ---------    ---------     ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --           --             725
    Proceeds from the sale of common
       stock ..............................................        --           --         111,400
       (Increase) decrease in subscriptions receivable ....      32,300         --            --
                                                              ---------    ---------     ---------
                    Net cash provided by
                        financing activities ..............      32,300         --         112,125
                                                              ---------    ---------     ---------

                    Net change in cash and
                        cash equivalents ..................      12,877         (701)       85,755

Cash and cash equivalents:
    Beginning of period ...................................      72,878         --            --
                                                              ---------    ---------     ---------

    End of period .........................................   $  85,755    $    (701)    $  85,755
                                                              =========    =========     =========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Income taxes .......................................   $    --      $    --       $    --
                                                              =========    =========     =========
       Interest ...........................................   $    --      $    --       $    --
                                                              =========    =========     =========

Non-cash financing activities:
    Common shares issued (cancelled) for services (Note 3)    $    --      $    --       $    --
                                                              =========    =========     =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation
        ----------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended April 30, 2002, notes and accounting policies thereto included in the Company's Registration Statement on Form 10-SB as filed with the SEC.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2: Related Party
        -------------

During the six months ended October 31, 2002, and 2001, and the period from July 1997 (inception) through October 31, 2002, the Company paid $2,781, $-0-, and $-0-, respectively, to a related party for consulting administrative services.

During the six months ended October 31, 2002 and 2001, and the period from July 1997 (inception) through October 31, 2002, an affiliate paid certain costs totaling $725, $-0- and $-0-, respectively, on behalf of the Company. The costs were charged to operations with a corresponding credit to paid-in capital.

Note 3: Income Tax
        ----------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended October 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended October 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Management of the Company will actively seek new investors to increase our cash reserves which will permit us to move into Phases 2 and 3 of our work program. These phases are described under the subheading "Recommended Work Program" in this Form 10QSB.

We do not expect any significant changes in the number of our employees. Presently, we are fortunate to have the services of an experienced President given our limited financial resources. Our current management team will satisfy our requirements for the foreseeable future.

We can satisfy our cash requirements for general, administrative and legal and accounting requirements for the next 12 months. However, we will be required to raise approximately $30,000 on or before March 1, 2003 to complete exploration expenditures totaling $50,000 under our option agreement. The independent auditors report which accompanies our audited financial statements as at April 30, 2002 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raise doubt about our ability to continue as a going concern.

Technical Terms Glossary
------------------------

The following defined technical terms are used in our registration statement:

"214 +/-4 Ma on hornblende" means the age of the mineral hornblende expressed in millions of years (214) before the present time (Ma). The range of accuracy is present in +/- million years.

"acicularity" means the degree of needle-like crystals (i.e. Wollastonite crystals in this registration statement);

"Bowser Group" means the group of rock formations that comprise a thick assemblage of rocks known collectively as the Bowser Group;

"calcareous siltstone" means a fine-grained sandstone that contains some calcite or dolomit;

"carbonatites" means a high-carbonate rock derived from hot magmatic fluid;

"clinopyroxene" means a collective name for the monoclinic pyroxenes;

"Coast Mountain Belt" means a belt of intrusive rocks that occurs near the coast of British Columbia;

"comminution" means the act of pulverization, breaking crushing or grinding of rock;

"coralline reef limestone" means a reef limestone composed mainly of organic fossils

"diopside" means a calcite-magnesium silicate mineral;

"Early Devonian" means the oldest part of the Devonian Period. The Early Devonian system of strata was deposited between 380 and 410 million years before the present time;

"Early Jurassic" means the oldest part of the Jurassic Period. The Early Jurassic system of strata was deposited between 160 and 210 million years before the present time;

"elliptical Zippa Mountain nepheline syenite pluton" means an oval-shaped intrusion of coarse grained igneous rock in intermediate composition, undersaturated with respect to silica. The Zippa Mountain pluton is the name given to it by the geologists who mapped the area for the Geological Survey of Canada;

"felsic volcanics" means a light colored volcanic rock;

"intercalated mafic" means dark colored volcanic rocks that are inter-fingered with other rock types.

"Intermontain Belt" means the lengthy belt (just to the east of the Coast Plutonic Complex) of the sedimentary and volcanic rocks, which are intruded by any intrusive rocks;

"Late Triassic" means the youngest part of the Triassic Period. The Late Triassic system of strata was deposited between 210 and 220 million years before the present time;

"Lewes River Groups" means an assemblage of volcano-sedimentary rocks that was formally named by the Geological Survey of Canada for a type locality near the Lewes River;

"lower greenschist" means a week type of regional metamorphism;

"magmatic processes" means any of the several forms of emplacement of igneous rocks;

"mafic gangue" means dark colored, undesired minerals within a mineral deposit;

"melasyenite" means a dark colored granular intrusive rock composed mainly of orthoclase;

"mesozoic" means the one of the eras of geologic time- it includes the Triassic, Jurassic and Cretaceous periods;

"metasomatic processes" means a process which occurs during replacement of rock types, Commonly related to the replacement of rocks which are temporally and/or spatially related to intrusive rocks;

"Middle Jurassic" means the middle part of the Jurassic Period. The Middle Jurassic system of strata was deposited between 150 and 160 million years before the present time;

"Mount Raven diorite" means an intrusion of intermediate composition, which is named for the nearby mountain;

"Paleozoic" means the rocks that were laid down during the Paleozoic Era (between 67 and 507 million years ago);

"Permian" means the system of strata was deposited during the Permian Period of Geological time scale - between 150 and 160 million years before the present time;

"Permian - Middle Triassic" means the interval of time between the Permian and Middle Triassic Periods of the geologic time scale;

"Photometric" means a dust sampling method in which samples of dust are collected on filter paper and then placed in a photometer (an instrument for measuring the intensity of light) to determine the quantities of various elements;

"pluton" means a body of igneous rock that has formed beneath the surface of the earth by consolidation of magma;

"pyroxenite"   means  a  coarse-grained   igneous  rock  consisting  chiefly  of
pyroxenes;

"Seraphim Mountain granite" means an intrusive rock consisting mainly of quartz and feldspar, which is named after the nearby mountain;

"silanes" means a colorless spontaneously combustible flammable gas that is used as a surface modifying agent in the plastics filler business;

"skarns" means rocks composed mainly of lime-bearing silicates and derived from nearly pure limestone and dolomite. Skarns are commonly related to the contact metasomatic process around plutons;

"Spatsizi Groups" means a group of mainly volcanic rocks;

"Stikine Assemblage" means the assemblage of rocks that occur within the Stikine Terrane - one of five parallel, northwest-southeast trending belts, which comprise the Canadian Cordillera. This belt of Permian to Middle Jurassic volcanic and sedimentary rocks defines assemblage.

"Stuhini" means Triassic age sediments of the Stuhini Group, which occur in northern British Columbia;

"syenite" means a granular igneous rock composed essentially of orthoclase;

"thermal   metamorphic"  means  the  process  by  which  rocks  are  altered  in composition, texture and internal structure by heat;

"Triassic" means the system of strata that was deposited between 210 and 250 million years before the present time;

"wollastonite"   means  a  natural   calc-silicate  rock  found  in  metamorphic
assemblages. It is used in ceramics, plastics and insulating materials;

"zenoliths" means a fragment of another rock of an earlier solidified rock of the same mass enclosed in an igneous rock;

General Background on Wollastonite
----------------------------------

Wollastonite is named after William Hyde Wollaston, the English chemist and mineralogist who discovered it in the late 1700's. It is a naturally occurring metasilicate, CaSiO3, which was first mined in California, in the 1930's to supply material for a white mineral woll. It has a theoretical composition of 48.3% CaO and 51.7% SiO2, but impurities such as iron, magnesium or manganese may substitute for part of the calcium, thereby reducing it's whiteness.

The aspect  ratio  (length  to  diameter  ratio) of  wollastonite  particles  is commonly between 5:1 and 8:1 and may be as high as 20:1 depending on the processing techniques. This ratio (acicularity) is important in filler applications as it has a mechanical reinforcing effect. The brightness and opacity of wollastonite reduce pigment costs in filler applications and low moisture and oil absorption allow high loadings. Wollastonite is relatively chemically inert and it has a low solubility in water but is decomposed by concentrated hydrochloric acid. Some surface charge exists naturally on milled particles and this allows surface coating which is important in specialist filler applications.

World Production and Markets
----------------------------

Wollastonite is generally found in two types of deposits: skarns formed by thermal metamorphic and metasomatic processes, and carbonatites formed by magmatic processes.

There  are  many  occurrences  of the  mineral  wollastonite,  but  deposits  of sufficient size and purity to be economically viable are rare. The main producers are located in the United States, Mexico, China, Finland and India. World wollastonite production capacity is estimated at 700 kt, with China leading world production at 38%, followed by the US with 29%, and India with 15%. Wollastonite production has increased markedly since 1990, when approximately 270 kt was produced. The two leading North American producers are NYCO and R.T. Vanderbilt. Total world wollastonite consumption was estimated at to 800 kt in the year 2000. Asia led the top consumer countries followed by Europe, North America and Latin America.

Production capacity estimates have been taken from Roskill Information Services Reports. Roskill Information Services Ltd. is an internationally recognized mineral research company which produces reports on several mineral and metal products each year. The Roskill Information Services Reports include production and consumption figures on a country by country and worldwide basis.

Chemical Markets
----------------

The largest chemical market is in ceramics, especially in tiles, though also in white ware. White ware is ceramics used for cooking and includes casseroles and baking dishes. The main reason for use is as a processing aid, in that it allows the ceramic body to be fast-fired. This is a method of processing that allows the ceramic to be fired in hours rather than in days with considerable capital and operating cost savings. Difficulties are encountered doing this with non-wollastonite bodies, which contain volatiles and tend to bloat, blister or delaminate; and due to sensitivity to thermal shock which causes breakage during the fast heating and cooling cycles. Wollastonite's fibrous form allows the contained volatiles to escape to the exterior, and reinforce the body, both green and fired, and the glaze, inhibiting cracking, crazing and chipping; the mineral has low heat expansion characteristics which overcome cracking from thermal shock.

Metallurgical end-uses are the second largest, consuming 19% of world requirements. The largest sector is for use in casting powders in the continuous casting of steel. The powder protects the surface of the steel from oxidation, insulates it to keep it molten, lubricates the mold, and absorbs impurities. A low grade of wollastonite is usable as long as it is free from sulphur and phosphorus.

Some wollastonite has long been used as a component of mineral wool glass, in Finland, Mexico and previously California.

Physical Markets
----------------

These rely mainly on the acicularity of the wollastonite crystal. They include asbestos-replacement markets and plastic fillers.

Plastics   end-uses   take  up  10%  of  the  world  usage.   The  products  are
sophisticated, involving special processing, such as special methods of comminution and classification to produce high aspect ratio fibers and surface treatments. The main end-uses are in thermoplastics and in thermoset polymers, all mainly for automotive end-uses. The main uses in the automobile industry are in the manufacture of fenders, battery casings, body trim and moulded interior parts such as cup holders and side storage panels.

Wollastonite is also used as a high brightness extender pigment in coatings, particularly exterior architectural coatings and anti-corrosive primers, however current usage is small. The term "high brightness extender pigment" means that the outer coating of the finish will retain its brightness as the wollastonite additive decreases the moisture absorption which increases the stain resistance, thereby extending the brightness over the life of the component.

North American Producers and Potential Producers
------------------------------------------------

There are three main North American wollastonite producers - Nyco and R.T. Vanderbilt, both in upstate New York, plus sporadic production by Pfizer in California. A deposit at Gilbert, Nevada has been under investigation for several years, but now appears to be dormant.

In 1994, Nyco acquired mineral rights to the large Pilares deposit, 50 km northwest of the city of Hermosillo in Sonora, northwest Mexico which is currently in production. The property contains 1,150 acres of mineral rights and 1,950 acres of surface rights. There is virtually no overburden and the mining operation is open pit. Reserves of 50 Mt of wollastonite, grading 60% or better, have been delineated.

The ore is high grade and contains high aspect ratio wollastonite, which go to plastics end-users. The major markets are in ceramics, coatings and metallurgical fluxes. It is estimated that Nyco spent US$100 million to open the mine, flotation and processing plant with a capacity of 90 ktpy to 216 ktpy.

It is too early to say whether the Big Cat wollastonite product will have a market. However, based on the work completed to date it appears that the specifications for the market can be met with the Big Cat product. Further marketing studies will be required to determine what quantity of the Big Cat product can be marketed and general terms for such products.

Mining and Processing
---------------------

The following sections are a brief discussion on the mining, processing and transportation options for the Big Cat deposit. The review is based on the geological and metallurgical testwork completed to date.

Mining
------

The Big Cat deposit appears amenable to open pit mining methods using conventional truck and excavator techniques.

The cut-off grade, ore/waste ratios, bench plans and pit design can only be completed when further drilling, metallurgical and geotechnical testwork and cost analyses have been completed.

In general terms for a mine in this location mine production would only be performed during the summer months over a 90 day production period, limited by the extent of snow melt at the beginning of the season and by the on set of snow at the end of the season. Therefore the mine fleet would be selected for a higher daily production rate than a year round operation.

The ore would be stockpiled at the mine site for onward transport to the mill facilities

Essentially, mining of this deposit would be similar to a small quarrying operation. The equipment would likely be a small tracked hydraulic top hammer drill, an excavator together with small (22 - 25 t) articulated mining trucks.

Support equipment such as a bulldozer, motor grader and water truck would also be required. It is likely that mining would be a contract operation.

Mine waste could be stockpiled on the north side of the deposit.

Grade control would generally be by visible methods. Wollastonite is easily distinguishable from the surrounding rock. In fact, based on a review of the drill core logs, the error in visual estimate of the wollastonite content was less than 5% for material grading higher than 60% wollastonite, compared to the assay results.

An on-site laboratory would also be used for grade control using blast hole samples.

Metallurgy
----------

In general, there are two methods used for the processing of wollastonite; the wet method such as that used by Partek Minerals in Finland, and the dry method used by Nyco Minerals in the USA.

The dry method involves  primary,  secondary and tertiary  crushing to less than
1.2 mm using jaw, gyratory and roll crushers respectively. The crushed ore is then screened into various size fractions which are passed through high-intensity magnetic separators to remove garnet and diopside. The fractions are blended and ground further using pebble and attrition mills to produce wollastonite with aspect ratios of between 15:1 and 20:1.

In the wet processing method, the crushed wollastonite ore is separated from limestone and dark-coloured waste rock by photometric sorting. The ore that passes this first stage is then crushed and ground further to around 200 um and treated by reverse floatation. Calcite is floated from wollastonite and the wollastonite is passed through wet high-intensity magnetic separation to remove iron oxides. Final processing involves filtering, drying and pebble milling to the required product size.

Coated grades of wollastonite, particularly for use in plastics, are produced by surface treating ground material with chemical coupling agents or surface-modifiers. The basic function of these chemicals is to modify the surface of the filler particles so that they wet and disperse more readily, but more significant improvements can be achieved with agents that react with both the resin and the filler to provide a good bond between the two. Coupling agents are divided into three main categories; acids, silanes and titanates.

Big Cat Metallurgical Testwork
------------------------------

Metallurgical testing of the Big Cat ores was completed over an eighteen month period in 1996-97, at International Metallurgical and Engineering (IME) to develop a flowsheet for recovering a high-grade wollastonite product.

The testwork indicated that a high purity wollastonite product can be produced from the Big Cat wollastonite ores using only classification and flotation processes to remove calcite and mafic gangue minerals after grinding to approximately 80% passing 120 microns.

Grinding liberates the wollastonite from the gangue minerals comprising largely of calcite, clinopyroxene, garnet and silicate. Testwork established that slimes removal is important for flotation efficiency and wollastonite product quality.

Flotation produces a high-grade wollastonite product by rejecting the remaining calcite, garnet and clinopyroxene. An overall concentrate mass recovery of approximately 50% was achieved in the laboratory locked cycle flotation tests at a wollastonite recovery of approximately 84% at a head grade of about 58% to 60% wollastonite.

The process operates at its natural slightly alkaline pH. Preliminary water quality analysis of the reject stream did not indicate any deleterious elements.

The reject solids, comprising the slimes and gangue minerals had a very high neutralization potential, primarily due to the presence of wollastonite and calcite.

Testwork that will optimize the fine grinding and classification circuit configuration equipment selection and process conditions would be part of the next stage of work.

1996 Testwork
-------------

A number of drill hole samples were collected for the testwork. Eight composite samples covering various wollastonite grades were prepared for testwork using NQ drill core samples from holes DDH-1 to DDH-4, as shown in Table 1.1.

              Table 1.1 - Drill Hole Core Samples for Initial Work

------------------ --------------- ------------------------- -------------- ----------------- ---------------------
    Composite        Drill Hole         Depth at which        Weight (g)      Wollastonite      Weighted Average
       No.              No.          Sample is Taken (ft)                      Grade (%)         Grade (1) (%)
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        1               DDH1            29.95 - 31.95             808            49.44
                                        31.95 - 33.95             708            33.41               52.12
                                        33.95 - 35.95             723            53.34
                                        35.95 - 37.95             854            69.14
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        2               DDH1            87.95 - 89.95             901            38.50               46.53
                                        89.95 - 91.95             950            59.14
                                        91.95 - 93.95           1,019            33.98
                                        93.95 - 95.95             848            56.00
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        3               DDH1           117.95 - 119.95            951            54.93               69.36
                                       119.95 - 121.95            800            58.49
                                       121.95 - 123.95          1,101            79.30
                                       123.95 - 125.95            849            82.87
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        4               DDH2            20.70 - 22.70           1,001              -                 68.27
                                        22.70 - 24.70             902            68.75
                                        24.70 - 26.70             652            80.20
                                        26.70 - 28.70           1,006            60.11
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        5               DDH3            16.10 - 18.10           1,076            42.49               39.66
                                        18.10 - 20.10           1,015            25.06
                                        20.10 - 22.10             863              -
                                        22.10 - 24.10             956            51.96
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        6               DDH3            52.10 - 54.10             798            72.64               64.28
                                        54.10 - 56.10           1,052            54.87
                                        56.10 - 58.10             950            75.75
                                        58.10 - 60.10             901            55.75
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        7               DDH4            16.20 - 18.20           1,009            40.30               45.17
                                        18.20 - 20.20           1,046            43.50
                                        20.20 - 22.20           1,035              -
                                        22.20 - 24.20           1,005            51.79
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        8               DDH4            56.20 - 58.20             956            72.68               66.62
                                        58.20 - 60.20             957            73.67
                                        60.20 - 62.20             852            78.59
                                        62.20 - 64.20           1,051            45.00
------------------ --------------- ------------------------- -------------- ----------------- ---------------------

Note:  (1) Analysis by bulk chemical method.

The core was delivered to IME, crushed to 25 mm, coned and quartered. These composites were used in all the testwork.

Eight scoping tests were conducted using these composites. Locked cycle testing was carried out to provide data that would better estimate the mass of wollastonite concentrate produced from the ores. An overall composite sample of the eight test composites was prepared and used for the six locked cycle tests.

1997 Testwork
-------------

Six further locked cycle test were performed using samples from drill holes number 27, 29, 30, 32 and 35. Locked cycle test No. 7 used a composite of the 1997 program material from drill holes No., 23 to 35. The table below lists the weighted average head grades for each composite, and the amount of material taken from each section.

           Table 1.2 - Drill Hole Core Samples for Subsequent Testwork

----------------------- --------------------- ------------------------ ------------------------- ---------------------
    Composite No.          Drill Hole No.         Depth at Which              Weight (g)               Weighted
                                               Sample is Taken (ft)                                Average Grade(1)
                                                                                                         (%)
----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-27                  DDH27              8.6 m - 108.6 m       500 g at 2 m intervals          58.28%
----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-29                  DDH29             6.63 m - 96.63 m       500 g at 2 m intervals          48.76
----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-30                  DDH30             8.12 m - 114.12 m      500 g at 2 m intervals          55.49
----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-32                  DDH32              18.5 m - 28.5 m       500 g at 2 m intervals          47.12
                                                  44.7 m - 107.0 m
----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-35                  DDH35             4.58 m - 74.58 m       500 g at 2 m intervals            Nd
----------------------- --------------------- ------------------------ ------------------------- ---------------------

Note:  (1) Analysis by bulk chemical method.

The samples were prepared according to the following procedure:

The ground ore was classified in two stages. The mill discharge was first screened at 297 microns to remove the coarse fraction, which was recycled to the mill. The screen undersize in the initial testwork was subsequently de-slimed using a 37 micron screen before feeding the ore to flotation. This testwork was repeated with screening at 20 microns to lower the mass of wollastonite lost in the slimes.

After desliming, the wollastonite product was conditioned for five minutes and then floated in a Denver flotation machine. The ground flotation feed was conditioned for five minutes, then floated for two minutes in a rougher stage and a total of eight minutes in three scavenger stages. The combined rougher and scavenger froth, containing the gangue, was re-floated for four minutes in the first cleaner stage and five minutes in the second cleaner stage. The flotation collectors were added as water based emulsions. Frother was added neat to the process. Oleic acid was always added in stages to the process rather than in a single addition. The recovery results from the testwork are shown in Table 1.3.

                    Table 1.3 - Wollastonite Recovery Results

--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
Composite       Testwork        Ore Grade        % Wollastonite       % Mass     % Wollastonite  %
                                % Wollastonite   Recovery Overall    Recovery    Lost in         Wollastonite
                                                                     Overall     Sliming         Lost in Gangue
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
                     1996             55               81.8            45.0           7.7             10.5
                     1996             81               84.0            68.0           11.3            4.7
   Comp 27           1997             60               85.8            51.5           4.1             10.1
   Comp 29           1997             522              84.8            44.1           1.2             17.2
   Comp 30           1997             54               92.8            50.1           2.4             4.8
   Comp 32           1997             50               80.6            40.3           1.0             18.4
  1997 Comp          1997             50               77.8            58.9           5.0             17.2
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
                Average, all         57.4              83.9            48.3           4.7             11.4
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
                Average, 1997        53.2              84.4             45            2.7             12.9
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------

The most significant metallurgical parameters resulting from the testwork are summarized as follows:

    Average mill head grade                          =        58.1% wollastonite
    Average concentrate mass recovery                =        50.5% of feed mass
    Average wollastonite recovery, approximate       =        84%
    Wollastonite losses (approximate)
             Gangue                                  =        10%
             Slimes                                  =        60%
    Grind size, P(80)                                =       120 microns
    Reagent addition,  oleic acid                    =       2,200 g/t
    Finished product size specifications:
             Grade 8                                 =        5 - 8 microns
             Grade 3                                 =        3 - 5 microns
             Grade 10                                =        20 - 30 microns
             Grade 100                               =        40 - 50 microns

Based on this program, it appears that the wet grinding and flotation recovery method would be well suited to the Big Cat deposit. However, significant additional testwork will be required to optimize this work and test the complete ore body in terms of variability.

Other work will include dewatering testwork and water quality analysis.

Project Infrastructure
----------------------

One  of  the  critical   aspects  of  the  Big  Cat  development   will  be  the
infrastructure. This will include:

         -        Site Access
         -        Offices and Camp
         -        Water Supply
         -        Power Supply
         -        Sewage Disposal
         -        Fuel Storage

The location of the nearby Snip Mine and the existing Eskay Creek Mine road will assist in this development. It is likely that a new road will be required from the Bob Quinn junction, on the Eskay Creek road, to the mine site. Based on existing topographical maps, this road would be approximately 100 km.

The road design would be to the current British Columbia Forest Practices Code and be similar to several mine site roads in north and central British Columbia. This road would be used to transport personnel and supplies to the site and for transport of the wollastonite to the port of Stewart for onward shipping.

Power generation would be by diesel gensets. Power requirements would be small, likely in the 2-3 megawatt range.

Personnel would stay at the site on a 2 or 4 week rotating shift basis, and be housed at a camp located at the site.

The operation would be typical of other northern British Columbia mines such as Eskay Creek, Snip and Golden Bear.

A second option would be to transport the whole ore from the mine to a treatment facility at the Snip Mine. The wollastonite product could then be bagged and shipped by hovercraft from to Wrangell. This is how the Snip mine operated and the infrastructure for such an operation is still in place.

Recommended Work Program
------------------------

Our consultants, Downey & Associates, concluded that the Big Cat project warrants further expenditure because:

The review agrees with the mineralized material calculation completed by Whitegold. Our consultants completed an independent calculation of mineralized material based on drill result data. Estimates indicate 1.2 million tones of ore grading 62% wollastonite.

The contained wollastonite appears to be readily recoverable by standard wet processing methods, at a recovery and chemical and physical grade that could achieve market penetration.

The project location is remote. However it is reasonably close to existing mining infrastructure and transport routes to assist in project development. The project is "remote" only in the sense that there is no existing infrastructure in the vicinity of the project. A new road of approximately 70km in length will be needed to access the existing mining infrastructure.

The current drillhole spacing insufficient to support a feasibility study and additional drilling will be required.

The consultants do not know of any social or environmental issues that could jeopardize the project.

The consultants recommend a four year, three phase program to complete a pre-feasibility study followed by a detailed feasibility study. All dollar figures are U.S.

Phase 1.
--------

This phase would commence in mid-2002 and be completed by the end of February 2003. This work would include a marketing study and some additional metallurgical testwork. The marketing study would allow us to determine the value ranges for the products that could be produced from the Big Cat deposit.
It would also help predict the market potential and growth sectors for wollastonite. This work would likely be completed by a specialized consulting group or individual, with specialized knowledge of the wollastonite market. The estimate for this stage is $33,500.

Phase 1 work would commence with the collection of ore samples from the project for metallurgical test work. This work would be done to generally confirm the results of the test work completed by IME so that the grade and recovery of the wollastonite can be independently determined by us.

The test work would consist of flotation to determine grade and recovery of the product and optical microscopy to determine the aspect ratio of the product, which is important in helping to determine potential markets and end users.

Based on the results of this test work the marketing study would be completed. The marketing study would involve a consultant with the relevant experience in the wollastonite market. It will include current research on the existing markets and supply and demand figures. It would also include discussions with potential end users in areas such as the ceramics industry and the automobile supply parts industry.

This study will also include data on pricing for the product.

The costs for this Phase are estimated as follows:

         Sample Collection (including travel)                    $1,600
         Metallurgical Test work                                 $8,500
         Marketing Study                                        $16,500
         Company General and Administrative                      $6,900
         Total                                                  $33,500

Phase 2.
--------

This phase would take approximately two years, at which time a pre-feasibility would be completed. The work would include diamond drilling, geotechnical work, metallurgical and mineralogical testwork, engineering studies and environmental studies.

Expenditures of $300,000 are estimated to complete this work.

Phase 2 work will require additional drilling and test work. The drilling will be of sufficient spacing so that ore resource calculations can be completed. Concurrent with this will be the environmental baseline studies on the mine area and the access road area.

Geotechnical work would include mapping of the rock types major structures. All drill core would also be mapped including rock mass classification and rock quality data. This will allow calculations to be completed for pit slopes for any proposed open pit mine.

The metallurgical work will include comminution and grinding to determine the optimal grind versus recovery relationship for the ore. Flotation test work will also be completed including locked cycle test work that will model actual operating conditions. This test work will determine the best suite of reagents for ore recovery as well as the grade and recovery of the product.

This work will also include dewatering test work which will determine the best method of separating the moisture from the wollastonite product. Included will be thickening test work and filtration test work. In general terms, the optimal moisture will be in the 8-12% range, which allows the product to be shipped without too much moisture but also prevents dusting.

Other work will include X-Ray Diffraction (XRF) test work to determine impurity levels in the product and further optical microscopy.

Engineering will incorporate preliminary mine planning and scheduling based on the results of the drilling and the previous stage marketing study. The plan would include bench levels, equipment selection and waste dump scheduling. Preliminary mine capital and operating costs would also be completed. This information would then be fed back to the geological resource model for ongoing reserve calculations.

The pre-feasibility study will include a basic process plant equipment sizing and plant layout. Project infrastructure, including offices, water and air supply and power systems would also be sized. A key aspect of the infrastructure design will be the access road. The studies would likely indicate the best location for the plant and thereby allow further design of the access road, including route and alignment selection and stream crossings. Also included will be hazard assessment for such issues as avalanche hazards and landslides as these are not uncommon in this area of Northern British Columbia.

Based on all of the above project capital and operating costs to a 25% accuracy would be completed followed by preliminary project economics.

The Estimated Costs for this Phase are:

         Drilling and Sampling                                  $73,500
         Geotechnical Work                                      $16,500
         Metallurgical Testwork                                 $30,000
         Preliminary Mine Design                                $16,500
         Engineering                                            $60,000
         Road Design                                            $13,500
         Environmental                                          $30,000
         Company General & Administrative                       $60,000
         Total                                                 $300,000

Phase 3.
--------

Phase 3 would culminate in the completion of a bankable feasibility study and would take an additional two years at an estimated cost of $2,333,000. "Bankable" means to a level of detail to facilitate lending by recognized banking institutions.

It would include further diamond drilling, geotechnical testwork and drilling, infrastructure and site selection, transportation studies, geological reserve calculations, mine planning, metallurgy and process selection and capital and operating cost estimates. The environmental work required to achieve a Project Development certificate would also be completed during this phase.

The main aspect of this Phase 3 will be detailed engineering and metallurgy and will likely require taking a bulk sample from the site to complete detailed metallurgical studies.

Depending on the results of drilling from Phase 2, some additional in-fill drilling may be required to ensure sufficient drill density for ore reserve calculations. Some additional drilling will be required on the proposed location of the waste dumps to ensure that there is no potential to find additional ore in this location. This is called "condemnation drilling".

A bulk sample will also be taken at this time. This sample will be selected by an independent qualified geologist based on the assay and sample results of the drilling. It may consist of a single bulk sample from one location or a composite from a number of locations in the property. The work will require mobilization of an excavator and likely a helicopter to move the sample to the Snip site for onward shipment to the test laboratory facility.

Test work would include final testing of the ore using the bulk sample. The results of this test work will also be used for the final marketing study.

Based on the above the feasibility study will be completed. The feasibility study will include all ore reserve calculations, detailed mine design incorporating mine scheduling, bench sizes, in-pit mine roads and mine fleet equipment selection. This study will include final process site location, process plant design and associated infrastructure. This work will be completed by an independent engineering consulting firm with specialized knowledge in design of these types of process plants. All plant equipment will be sized and selected based on the results of the metallurgical test work.

A detailed access road design will also be completed, to British Columbia Forestry Practices code. The design will include detailed plans and sections of sufficient detail to allow road construction to commence.

The Estimated costs for this phase are:

         Drilling                                             $30,000
         Bulk Sample                                         $550,000
         Metallurgical Testwork                               $80,000
         Geotechnical and Road Design                        $147,000
         Marketing                                            $50,000
         Feasibility Study including Engineering             $870,000
         Company General & Administrative                    $273,000
         Total                                             $2,000,000

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 to 3.

                          Table 1.4 - Estimated Budget

----------------------------------------------- ----------------------------
Project Management & Administration               $566,000
----------------------------------------------- ----------------------------
Geology & Ore Reserves                            $866,000
----------------------------------------------- ----------------------------
Geotechnical                                       $53,000
----------------------------------------------- ----------------------------
Mining                                             $33,000
----------------------------------------------- ----------------------------
Marketing                                          $67,000
----------------------------------------------- ----------------------------
Metallurgy & Process Selection                    $153,000
----------------------------------------------- ----------------------------
Infrastructure & Site Selection                   $166,000
----------------------------------------------- ----------------------------
Project Evaluation & Feasibility                  $240,000
----------------------------------------------- ----------------------------
Capital & Operating Costs                         $189,000
----------------------------------------------- ----------------------------
Total                                           $2,333,000
----------------------------------------------- ----------------------------

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.



                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               99.1 Certification of Disclosure by the Company's Chief Executive
                    Officer

               99.2 Certification of Disclosure by the Company's Chief Financial
                    Officer

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BIG CAT MINING CORPORATION


Dated:  December 10, 2002           Per:    /s/ Michael Halvorson
                                            ------------------------------------
                                            Michael Halvorson,
                                            President, C.E.O. and Director