Form 10QSB
period 2003-01-31
BIG CAT MINING CORP
filed 2003-03-17
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003


                        Commission file Number: 000-49870
                                                ---------


                           BIG CAT MINING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
         (State or other jurisdiction of incorporation or organization)
         --------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    1,114,000 common shares as at
                                              January 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           BIG CAT MINING CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

        Item 1. Financial Statements

                  Condensed Balance Sheet as of January 31, 2003
                  (Unaudited).............................................   3

                  Condensed Statements of Operations for the Three
                  Months Ended January 31, 2003 and 2002 and Nine
                  Months Ended January 31, 2003 and 2002 and June
                  19, 1997 (Inception) through January 31, 2003
                  (Unaudited).............................................   4

                  Condensed Statements of Cash Flows for the Nine
                  Months Ended January 31, 2003 and 2002 and June
                  19, 1997 (Inception) through January 31, 2003
                  (Unaudited).............................................   5

                  Notes to Condensed Financial Statements.................   6

        Item 2. Plan of Operation.........................................   7

PART II. OTHER INFORMATION

        Item 1  Legal Proceedings.........................................  15

        Item 2  Changes in Securities.....................................  15

        Item 3  Defaults Upon Senior Securities...........................  15

        Item 4  Submission of Matters to a Vote of Security Holders.......  15

        Item 5  Other Information.........................................  15

        Item 6  Exhibits and Reports on Form 8K...........................  15

SIGNATURES................................................................  15

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                             Condensed Balance Sheet
                                January 31, 2003
                                   (Unaudited)

                                     Assets
Cash ............................................................     $  75,401
                                                                      =========


                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued liabilities ....................     $   3,606
    Due to related party (Note 2) ...............................           350
                                                                      ---------

                  Total liabilities .............................         3,956
                                                                      ---------

Shareholders' equity:
    Common stock ................................................           111
    Additional paid-in capital ..................................       121,414
    Deficit accumulated during the development stage ............       (50,080)
                                                                      ---------

                  Total shareholders' equity ....................        71,445
                                                                      ---------

                                                                      $  75,401
                                                                      =========
            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                               June 19, 1997
                                                        Three Months Ended             Nine Months Ended        (Inception)
                                                            January 31,                   January 31,            Through
                                                    --------------------------    --------------------------    January 31,
                                                       2003           2002          2003            2002           2003
                                                    -----------    -----------    -----------    -----------    -----------
Costs and expenses:
    Contributed services (Note 2) ...............   $       450    $       975    $     2,650    $     1,675    $     5,700
    Contributed rent (Note 2) ...................           300            300            900            900          3,700
    Filing and transfer agent fees ..............           668           --              668            605          1,473
    Exploration costs ...........................          --             --            2,610           --            4,906
    Stock-based compensation - organization costs          --             --             --             --               50
    Office and miscellaneous ....................           463           --            3,122             14          3,387
    Consulting fees, related party (Note 2) .....         2,063           --            4,844           --            4,844
    Professional fees ...........................         8,250            430         22,489          2,817         26,020
                                                    -----------    -----------    -----------    -----------    -----------

                   Loss before income taxes .....       (12,194)        (1,705)       (37,283)        (6,011)       (50,080)

    Income tax provision (Note 3) ...............          --             --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------

                   Net loss .....................   $   (12,194)   $    (1,705)   $   (37,283)   $    (6,011)   $   (50,080)
                                                    ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.01)   $     (0.00)   $     (0.03)   $     (0.01)
                                                    ===========    ===========    ===========    ===========

Weighted average common shares outstanding ......     1,114,000        500,000      1,114,000        500,000
                                                    ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                     June 19, 1997
                                                                 Nine Months Ended    (inception)
                                                                    January 31,         Through
                                                              ----------------------  January 31,
                                                                2003         2002        2003
                                                              ---------    ---------   ---------
                    Net cash provided by (used in)
                        operating activities ..............   $ (29,777)   $   2,618   $ (36,724)
                                                              ---------    ---------   ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --            725         725
    Proceeds from the sale of common stock ................        --           --       111,400
    (Increase) decrease in subscriptions receivable .......      32,300         --          --
                                                              ---------    ---------   ---------
                    Net cash provided by
                        financing activities ..............      32,300          725     112,125
                                                              ---------    ---------   ---------

                    Net change in cash and
                        cash equivalents ..................       2,523        3,343      75,401

Cash and cash equivalents:
    Beginning of period ...................................      72,878         --          --
                                                              ---------    ---------   ---------

    End of period .........................................   $  75,401    $   3,343   $  75,401
                                                              =========    =========   =========

Supplemental disclosure of cash flow information:
       Cash paid during the year for:
       Income taxes .......................................   $    --      $    --     $    --
                                                              =========    =========   =========
       Interest ...........................................   $    --      $    --     $    --
                                                              =========    =========   =========

Non-cash financing activities:
    Common shares issued (cancelled) for services .........   $    --      $    --     $     (50)
                                                              =========    =========   =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation

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

Note 2: Related Party

An affiliate contributed office space to the Company for the nine months ended January 31, 2003 and 2002, and the period from July 1997 (inception) through January 31, 2003. The use of such office space was valued in the accompanying condensed financial statements based on rates for similar space in the local area.

Certain officers contributed their time and effort to the Company for the nine months ended January 31, 2003 and 2002, and the period from July 1997 (inception) through January 31, 2003. The time and effort was valued in the accompanying condensed financial statements based on prevailing rates for such labor in the local area.

During the nine months ended January 31, 2003, and 2002, and the period from July 1997 (inception) through January 31, 2003, the Company incurred costs totaling $4,844, $-0-, and $4,844, respectively, to a related party for consulting administrative services. As of January 31, 2003, the Company owed the related party $350 for unpaid consulting services.

During the nine months ended January 31, 2003 and 2002, and the period from July 1997 (inception) through January 31, 2003, an affiliate paid certain costs totaling $-0-, $725- and $725, respectively, on behalf of the Company. The costs were charged to operations with a corresponding credit to paid-in capital.

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 3: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended January 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended January 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We are a junior mineral exploration company. We have an option to acquire 50% of 14 Wollastonite Claims in the Liard Mining Division in the Province of British Columbia. We acquired our option from Spirit Energy in an arm's length transaction. To date, Spirit Energy has expended approximately $2.3 million on the Big Cat Property. We have obtained an independent review of our project from Downey and Associates which confirms that the project is worthy of further development. We will seek financing to complete a further $2,333,000 in exploration on the Big Cat Property which is necessary for our company to earn a 50% undivided interest.

Management of the Company is actively seeking new investors to increase our cash reserves which will permit us to move into Phases 2 and 3 of our current work program.

We do not expect any significant changes in the number of our employees. Presently, we are fortunate to have the services of an experienced President given our limited financial resources. Our current management team will satisfy our requirements for the foreseeable future.

We can satisfy our cash requirements for general, administrative, legal and accounting requirements for the next 12 months. We also have funds on hand to complete exploration expenditures totaling $35,000 required under our option agreement on or before March 1, 2004. The independent auditors report which accompanies our audited financial statements as at April 30, 2002 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raise doubt about our ability to continue as a going concern.

The following is a discussion of the current status of our Wollastonite project.

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

The mineral is high grade and contains high aspect ratio wollastonite, which go to plastics end-users. The major markets are in ceramics, coatings and metallurgical fluxes. It is estimated that Nyco spent US$100 million to open the mine, flotation and processing plant with a capacity of 90 ktpy to 216 ktpy.

It is too early to say whether the Big Cat wollastonite product will have a market. However, based on the work completed to date it appears that the specifications for the market can be met with the Big Cat product. Further marketing studies will be required to determine what quantity of the Big Cat product can be marketed and general terms for such products.

Big Cat Metallurgical Testwork

Metallurgical testing of the Big Cat mineral was completed over an eighteen month period in 1996-97, at International Metallurgical and Engineering (IME) to develop a flowsheet for recovering a high-grade wollastonite product.

The testwork indicated that a high purity wollastonite product can be produced from the Big Cat wollastonite mineral using only classification and flotation processes to remove calcite and mafic gangue minerals after grinding to approximately 80% passing 120 microns.

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

1996 Testwork

A number of drill hole samples were collected for the testwork. Eight composite samples covering various wollastonite grades were prepared for testwork using NQ drill core samples from holes DDH-1 to DDH-4, as shown in Table 1.1. All drill hole spacing was at 30m centres which is deemed appropriate for a mineralized inventory calculation. The details of the drill hole patterns are included under the section " Mineralized Material Calculation".

              Table 1.1 - Drill Hole Core Samples for Initial Work

-------------------------------------------------------------------------------------------------------------------
    Composite        Drill Hole          Depth at which        Weight (g)      Wollastonite      Weighted Average
       No.              No.           Sample is Taken (ft)                      Grade (%)         Grade (1) (%)
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        1               DDH1            29.95 - 31.95             808            49.44
                                        31.95 - 33.95             708            33.41               52.12
                                        33.95 - 35.95             723            53.34
                                        35.95 - 37.95             854            69.14
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        2               DDH1            87.95 - 89.95             901            38.50               46.53
                                        89.95 - 91.95             950            59.14
                                        91.95 - 93.95           1,019            33.98
                                        93.95 - 95.95             848            56.00
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        3               DDH1           117.95 - 119.95            951            54.93               69.36
                                       119.95 - 121.95            800            58.49
                                       121.95 - 123.95          1,101            79.30
                                       123.95 - 125.95            849            82.87
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        4               DDH2            20.70 - 22.70           1,001              -                 68.27
                                        22.70 - 24.70             902            68.75
                                        24.70 - 26.70             652            80.20
                                        26.70 - 28.70           1,006            60.11

------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        5               DDH3            16.10 - 18.10           1,076            42.49               39.66
                                        18.10 - 20.10           1,015            25.06
                                        20.10 - 22.10             863              -
                                        22.10 - 24.10             956            51.96
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        6               DDH3            52.10 - 54.10             798            72.64               64.28
                                        54.10 - 56.10           1,052            54.87
                                        56.10 - 58.10             950            75.75
                                        58.10 - 60.10             901            55.75
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        7               DDH4            16.20 - 18.20           1,009            40.30               45.17
                                        18.20 - 20.20           1,046            43.50
                                        20.20 - 22.20           1,035              -
                                        22.20 - 24.20           1,005            51.79
------------------ --------------- ------------------------- -------------- ----------------- ---------------------
        8               DDH4            56.20 - 58.20             956            72.68               66.62
                                        58.20 - 60.20             957            73.67
                                        60.20 - 62.20             852            78.59
                                        62.20 - 64.20           1,051            45.00
--------------------------------------------------------------------------------------------------------------------

Note:  (1) Analysis by bulk chemical method.

The core was delivered to IME, crushed to 25 mm, coned and quartered. These composites were used in all the testwork.

Eight scoping tests were conducted using these composites. Locked cycle testing was carried out to provide data that would better estimate the mass of wollastonite concentrate produced from the minerals. An overall composite sample of the eight test composites was prepared and used for the six locked cycle tests.

1997 Testwork

Six further locked cycle test were performed using samples from drill holes number 27, 29, 30, 32 and 35. Locked cycle test No. 7 used a composite of the 1997 program material from drill holes No., 23 to 35. All the above drill holes were also located at 30m centre spacing. The table below lists the weighted average head grades for each composite, and the amount of material taken from each section.

           Table 1.2 - Drill Hole Core Samples for Subsequent Testwork

----------------------------------------------------------------------------------------------------------------------
    Composite No.          Drill Hole No.          Depth at Which                 Weight (g)            Weighted
                                                Sample is Taken (ft)                                Average Grade(1)
                                                                                                         (%)

----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-27                  DDH27              8.6 m - 108.6 m       500 g at 2 m intervals          58.28%
----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-29                  DDH29             6.63 m - 96.63 m       500 g at 2 m intervals          48.76
----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-30                  DDH30             8.12 m - 114.12 m      500 g at 2 m intervals          55.49
----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-32                  DDH32              18.5 m - 28.5 m       500 g at 2 m intervals          47.12
                                44.7 m - 107.0 m
----------------------- --------------------- ------------------------ ------------------------- ---------------------
        97-35                  DDH35             4.58 m - 74.58 m       500 g at 2 m intervals            Nd
----------------------------------------------------------------------------------------------------------------------

Note:  (1) Analysis by bulk chemical method.

The samples were prepared according to the following procedure:

The ground mineral was classified in two stages. The mill discharge was first screened at 297 microns to remove the coarse fraction, which was recycled to the mill. The screen undersize in the initial testwork was subsequently de-slimed using a 37 micron screen before feeding the mineral to flotation. This testwork was repeated with screening at 20 microns to lower the mass of wollastonite lost in the slimes.

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

                    Table 1.3 - Wollastonite Recovery Results

----------------------------------------------------------------------------------------------------------------
Composite       Testwork        Ore Grade        % Wollastonite       % Mass     % Wollastonite  %
                                % Wollastonite   Recovery Overall    Recovery    Lost in         Wollastonite
                                                                     Overall     Sliming         Lost in Gangue
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
                     1996             55               81.8            45.0           7.7             10.5
                     1996             81               84.0            68.0           11.3            4.7
   Comp 27           1997             60               85.8            51.5           4.1             10.1
   Comp 29           1997             522              84.8            44.1           1.2             17.2
   Comp 30           1997             54               92.8            50.1           2.4             4.8
   Comp 32           1997             50               80.6            40.3           1.0             18.4
  1997 Comp          1997             50               77.8            58.9           5.0             17.2
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
                Average, all         57.4              83.9            48.3           4.7             11.4
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
                Average, 1997        53.2              84.4             45            2.7             12.9
----------------------------------------------------------------------------------------------------------------

The most significant metallurgical parameters resulting from the testwork are summarized as follows:

    Average mill head grade                         =        58.1% wollastonite
    Average concentrate mass recovery               =        50.5% of feed mass
    Average wollastonite recovery, approximate      =        84%
    Wollastonite losses (approximate)
             Gangue                                 =        10%
             Slimes                                 =        60%
    Grind size, P80                                 =        120 microns
    Reagent addition, oleic acid = 2,200 g/t
    Finished product size specifications:
             Grade 8                                =        5 - 8 microns
             Grade 3                                =        3 - 5 microns
             Grade 10                               =        20 - 30 microns
             Grade 100                              =        40 - 50 microns

Based on this program, it appears that the wet grinding and flotation recovery method would be well suited to the Big Cat deposit. However, significant additional testwork will be required to optimize this work and test the complete mineral body in terms of variability.

Other work will include dewatering testwork and water quality analysis.

Recommended Work Program
------------------------

Our consultants, Downey & Associates, concluded that the Big Cat project warrants further expenditure because:

The review agrees with the mineralized material calculation completed by Spirit Energy. Our consultants completed an independent calculation of mineralized material based on drill result data. Estimates indicate 1.2 million tones of mineral grading 62% wollastonite.

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

The current drillhole spacing is insufficient to support a feasibility study and additional drilling will be required.

The consultants do not know of any social or environmental issues that could jeopardize the project.

The consultants recommend a four year, three phase program to complete a pre-feasibility study followed by a detailed feasibility study. All dollar figures are U.S.

Phase 1.
--------

This phase would commence in mid-2003 and be completed by the end of February 2004. This work would include a marketing study and some additional metallurgical testwork. The marketing study would allow us to determine the value ranges for the products that could be produced from the Big Cat deposit. It would also help predict the market potential and growth sectors for wollastonite. This work would likely be completed by a specialized consulting group or individual, with specialized knowledge of the wollastonite market. The estimate for this stage is $33,500.

Phase 1 work would commence with the collection of mineral samples from the project for metallurgical test work. This work would be done to generally confirm the results of the test work completed by IME so that the grade and recovery of the wollastonite can be independently determined by us.

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

Phase 2 work will require additional drilling and test work. The drilling will be of sufficient spacing so that mineralized material calculations can be completed. This drilling will be used to determine whether this deposit has sufficient mineral reserves to develop a commercially viable mining operation. The drilling will focus solely on the existing mineral body, that was originally discovered and drilled by Spirit Energy. The limits of this mineral body was essentially defined by Spirit Energy by surface sampling and oblique diamond drilling. We do not plan to complete any geochemical or geophysical testing for that reason. The drill spacing on the upcoming programme will be what is commonly referred to as infill drilling. In other words the drill holes will be located between existing drill holes so that a mineral reserve can be calculated according to the standards defined by the Canadian Institute of Mining and Metallurgy. The work will include detailed assays of the drill core by a recognized and certified assay laboratory. Concurrent with this will be the environmental baseline studies on the mine area and the access road area.

Geotechnical work would include mapping of the rock types major structures. All drill core would also be mapped including rock mass classification and rock quality data. This will allow calculations to be completed for pit slopes for any proposed open pit mine.

The metallurgical work will include comminution and grinding to determine the optimal grind versus recovery relationship for the mineral. Flotation test work will also be completed including locked cycle test work that will model actual operating conditions. This test work will determine the best suite of reagents for mineral recovery as well as the grade and recovery of the product.

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

Phase 3.

If the exploration work confirms a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support sufficient tonnage and average grade, then additional expenditures would be warranted to proceed with a bankable feasibility study. "Bankable" means to a level of detail to facilitate lending by recognized banking institutions.

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

--------------------------------------------------------------------------------
Project Management & Administration             $66,900
----------------------------------------------- --------------------------------
Geology & Mineral Reserves                      $77,100
----------------------------------------------- --------------------------------
Geotechnical                                    $16,500
----------------------------------------------- --------------------------------
Mining                                          $16,500
----------------------------------------------- --------------------------------
Marketing                                       $18,000
----------------------------------------------- --------------------------------
Metallurgy & Process Selection                  $38,500
----------------------------------------------- --------------------------------
Infrastructure                                  $43,500
----------------------------------------------- --------------------------------
Project Evaluation & Feasibility                $28,000
----------------------------------------------- --------------------------------
Capital & Operating Costs                       $28,500
----------------------------------------------- --------------------------------
Total                                           $333,500
--------------------------------------------------------------------------------

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

                                                      BIG CAT MINING CORPORATION

Dated:  March 14, 2003                                Per: /s/Phil Mudge
                                                           -------------------
                                                           Phil Mudge,
                                                           C.F.O. and Director