Form 10QSB/A
period 2002-10-31
BIG CAT MINING CORP
filed 2003-03-20
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-QSB - Amendment No. 1


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

                           BIG CAT MINING CORPORATION

                              Financial Statements

                                October 31, 2002

                           BIG CAT MINING CORPORATION
                        (An Exploration Stage Enterprise)
                          Index to Financial Statements
                                                                           Page
                                                                           ----



Balance Sheet at October 31, 2002 (unaudited) .........................     F-2

Statements of  Operations  for the three months ended  October 31, 2002 and 2001 (unaudited), for the six months ended October 31, 2002 and 2001 (unaudited) and from June 17, 1997 (inception) through
     October 31, 2002 (unaudited) .....................................     F-3

Statements of Cash  Flows for the six months  ended  October 31,
      2002 and 2001 (unaudited), and from June 17, 1997 (inception)
      through October 31, 2002 (unaudited) ............................     F-4

Notes to Financial Statements .........................................     F-5

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                             Condensed Balance Sheet
                                October 31, 2002
                                   (Unaudited)

                                     Assets
Cash .....................................................      $  85,755
                                                                ---------

                                                                $  85,755
                                                                =========

                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued liabilities .............      $   2,866
                                                                ---------

                 Total liabilities .......................          2,866
                                                                ---------

Shareholders' equity:
    Common stock .........................................            111
    Additional paid-in capital ...........................        120,664
    Deficit accumulated during the exploration stage .....        (37,886)
                                                                ---------

                 Total shareholders' equity ..............         82,889
                                                                ---------

                                                                $  85,755
                                                                =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                               June 19, 1997
                                                         Three Months Ended          Six Months Ended          (inception)
                                                            October 31,                 October 31,              Through
                                                    --------------------------    --------------------------    October 31,
                                                       2002            2001          2002           2001           2002
                                                    -----------    -----------    -----------    -----------    -----------
Costs and expenses:
    Contributed services (Note 2) ...............   $       400    $       700    $     2,200    $       700    $     5,250
    Contributed rent (Note 2) ...................           300            300            600            600          3,400
    Filing and transfer agent fees ..............          --             --             --              605            805
    Exploration costs ...........................          --             --            2,610           --            4,906
    Stock-based compensation - organization costs          --             --            2,559           --            2,609
    Office and miscellaneous ....................           588           --              659             14            924
    Consulting fees, related party (Note 2) .....         2,781           --            2,781           --            2,781
    Professional fees ...........................         3,084          2,375         13,680          2,387         17,211
                                                    -----------    -----------    -----------    -----------    -----------

                   Loss before income taxes .....        (7,153)        (3,375)       (25,089)        (4,306)       (37,886)

    Income tax provision (Note 3) ...............          --             --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------

                   Net loss .....................   $    (7,153)   $    (3,375)   $   (25,089)   $    (4,306)   $   (37,886)
                                                    ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.01)   $     (0.01)   $     (0.02)   $     (0.01)
                                                    ===========    ===========    ===========    ===========

Weighted average common shares outstanding ......     1,114,000        500,000      1,114,000        500,000
                                                    ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                        June 19, 1997
                                                                                         (inception)
                                                                 Six Months Ended          Through
                                                                   October 31,           October 31,
                                                              -----------------------
                                                                2002          2001           2002
                                                              ---------    ----------     ---------
                    Net cash used in
                        operating activities ..............   $ (19,422)   $     (701)    $ (26,369)
                                                              ---------    ----------     ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --            --             725
    Proceeds from the sale of common
       stock ..............................................        --            --         111,400
       (Increase) decrease in subscriptions receivable ....      32,300          --            --
                                                              ---------    ----------     ---------
                    Net cash provided by
                        financing activities ..............      32,300          --         112,125
                                                              ---------    ----------     ---------

                    Net change in cash and
                        cash equivalents ..................      12,878          (701)       85,756

Cash and cash equivalents:
    Beginning of period ...................................      72,878          --            --
                                                              ---------    ----------     ---------

    End of period .........................................   $  85,756    $     (701)    $  85,756
                                                              =========    ==========     =========

Supplemental disclosure of cash flow information:
       Cash paid during the year for:
       Income taxes .......................................   $    --      $     --       $    --
                                                              =========    ==========     =========
       Interest ...........................................   $    --      $     --       $    --
                                                              =========    ==========     =========

Non-cash financing activities:
    Common shares issued (cancelled) for services (Note 3)    $    --      $     --       $    --
                                                              =========    ==========     =========


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

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

          *99.1 Certification of Disclosure by the Company's Chief Executive Officer
          *99.2 Certification of Disclosure by the Company's Chief Financial Officer

         (b)   Reports on Form 8-K

               None

*    Previously Filed



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BIG CAT MINING CORPORATION


Dated:  March 18, 2003              Per:    /s/ Michael Halvorson
                                            ------------------------------------
                                            Michael Halvorson,
                                            President, C.E.O. and Director