Form 10QSB/A
period 2003-01-31
BIG CAT MINING CORP
filed 2003-04-02
CIK 1089272

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


                                7928 Rowland Road
                        Edmonton, Alberta, T6A 3W1 Canada
                     ---------------------------------------
                    (Address of principal executive offices)


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

                           BIG CAT MINING CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

        Item 1. Financial Statements

                  Condensed Balance Sheet as of January 31, 2003
                  (Unaudited).............................................   3

                  Condensed Statements of Operations for the Three
                  Months Ended January 31, 2003 and 2002 and Nine
                  Months Ended January 31, 2003 and 2002 and June
                  19, 1997 (Inception) through January 31, 2003
                  (Unaudited).............................................   4

                  Condensed Statements of Cash Flows for the Nine
                  Months Ended January 31, 2003 and 2002 and June
                  19, 1997 (Inception) through January 31, 2003
                  (Unaudited).............................................   5

                  Notes to Condensed Financial Statements.................   6

        Item 2. Plan of Operation.........................................   7

        Item 3. Controls and Procedures ..................................  15

PART II. OTHER INFORMATION

        Item 1  Legal Proceedings.........................................  16

        Item 2  Changes in Securities.....................................  16

        Item 3  Defaults Upon Senior Securities...........................  16

        Item 4  Submission of Matters to a Vote of Security Holders.......  16

        Item 5  Other Information.........................................  16

        Item 6  Exhibits and Reports on Form 8K...........................  16

SIGNATURES................................................................  17

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

We are a junior mineral exploration company. We have an option to acquire 50% of 14 Wollastonite Claims in the Liard Mining Division in the Province of British Columbia. We acquired our option from Spirit Energy in an arm's length transaction. To date, Spirit Energy has expended approximately $2.3 million on the Big Cat Property. We have obtained an independent review of our project from Downey and Associates which confirms that the project is worthy of further exploration. We will seek financing to complete a further $2,333,000 in exploration on the Big Cat Property which is necessary for our company to earn a 50% undivided interest.

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

The contained wollastonite appears to be readily recoverable by standard wet processing methods, at a recovery and chemical and physical grade that could achieve market penetration. The project location is remote. However it is reasonably close to existing mining infrastructure and transport routes to assist in project exploration. The project is "remote" only in the sense that there is no existing infrastructure in the vicinity of the project. A new road of approximately 70km in length will be needed to access the existing mining infrastructure.

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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

--------------------------------------------------------------------------------
Project Management & Administration            $66,900
------------------------------------------     --------------------------------
Geology & Mineral Reserves                     $77,100
------------------------------------------     --------------------------------
Geotechnical                                   $16,500
------------------------------------------     --------------------------------
Mining                                         $16,500
------------------------------------------     --------------------------------
Marketing                                      $18,000
------------------------------------------     --------------------------------
Metallurgy & Process Selection                 $38,500
------------------------------------------     --------------------------------
Infrastructure                                 $43,500
------------------------------------------     --------------------------------
Project Evaluation & Feasibility               $28,000
------------------------------------------     --------------------------------
Capital & Operating Costs                      $28,500
------------------------------------------     --------------------------------
Total                                          $333,500
--------------------------------------------------------------------------------

Item 3 - Controls and Procedures
--------------------------------

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.


                                     PART II
                                OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           None

Item 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

Item 3     DEFAULTS UPON SENIOR SECURITIES

           None

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5     OTHER INFORMATION

           None

Item 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           *    99.1     Certification of Disclosure by the Company's Chief
                         Executive Officer
           *    99.2     Certification of Disclosure by the Company's Chief
                         Financial Officer
                99.3     Section 906 Certification

           * Previously filed

           (b) Reports on Form 8-K

                    None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIG CAT MINING CORPORATION

Dated:  March 28, 2003                      Per:  /s/ Phil Mudge
                                                  ------------------------------
                                                  Phil Mudge,
                                                  C.F.O. and Director