Form 10QSB/A
period 2002-10-31
BIG CAT MINING CORP
filed 2003-04-10
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-QSB - Amendment No. 2


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

                           BIG CAT MINING CORPORATION


                                      INDEX

PART 1. FINANCIAL INFORMATION

         Item 1   Financial Statements                                     Page
                                                                           ----
                  Balance Sheet as of October 31, 2002                      F-2

                  Statement of Operations for the period ended
                  October 31, 2002                                          F-3

                  Statements of Cash Flows for the period ended
                  October 31, 2002                                          F-4

                  Notes to Consolidated Financial Statements                F-5

         Item 2   Plan of Operation                                           6

         Item 3   Controls and Procedures                                    18

PART II. OTHER INFORMATION

         Item 1   Legal Proceedings                                          19

         Item 2   Changes in Securities                                      19

         Item 3   Defaults Upon Senior Securities                            19

         Item 4   Submission of Matters to a Vote of Security Holders        19

         Item 5   Other Information                                          19

         Item 6   Exhibits and Reports on Form 8K                            19


         SIGNATURES                                                          19

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

                           BIG CAT MINING CORPORATION


Dated:  April 9, 2003               Per:    /s/ Michael Halvorson
                                            ------------------------------------
                                            Michael Halvorson,
                                            President, C.E.O. and Director