Form 10QSB/A
period 2002-10-31
BIG CAT MINING CORP
filed 2003-04-11
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-QSB - Amendment No. 3


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

                           BIG CAT MINING CORPORATION


Dated:  April 10, 2003              Per:    /s/ Michael Halvorson
                                            ------------------------------------
                                            Michael Halvorson,
                                            President, C.E.O. and Director