Form 10KSB
period 2003-04-30
BIG CAT MINING CORP
filed 2003-07-30
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

          FOR THE FISCAL YEAR ENDED APRIL 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-49870

                           BIG CAT MINING CORPORATION
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0205749
                     (I.R.S. Employer Identification Number)

                                7928 Rowland Road
                        Edmonton, Alberta, T6A 3W1 Canada
                    (Address of principal executive offices)

                                  (780)414-0763
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ X ]

The Issuer's revenues for its fiscal year ended April 30, 2003 were ($54,086).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.)    N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

On April 30, 2003, the number of shares outstanding of the registrant's Common Stock was 1,114,000.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

                                     PART I
                                    BUSINESS

Item 1.  Description of Business
--------------------------------

We were incorporated on June 19, 1997 as Big Cat Investment Services, Inc. under the laws of the State of Nevada to engage in any lawful corporate purpose. We changed our name to "Big Cat Mining Corporation" on July 31, 2001 when management determined that our company would acquire and explore a Wollastonite property in Northern British Columbia. On September 28, 2001, we entered into a mineral option agreement with Spirit Energy Corp. (formerly Whitegold Natural Resource Corp.) ("Spirit Energy") of Vancouver, British Columbia to acquire a 50% interest in 14 Wollastonite Claims in the Liard Mining Division of British Columbia. We have named our initial property acquisition the Big Cat Property. This acquisition is the first material business which we have undertaken.

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

We will earn our 50% interest in the Big Cat Property if we make the following scheduled exploration expenditures:

     (a)  $35,000 on or before March 1, 2004;

     (b)  a further $66,000 on or before December 31, 2004;

     (c)  a further $233,000 on or before December 31, 2005.

     (d)  a further $666,000 on or before December 31, 2006; and

     (e)  a further $1,333,000 on or before December 31, 2007.

If we spend less than the specified sums in any expenditure period, we can make a direct payment to Spirit Energy for the difference of the amount actually spent and the specified expenditure sum before the end of any given period. In the event we spend more on expenditures in any exploration period, the excess expenditures may be carried forward and applied in succeeding periods. In the event that we fail to make exploration expenditures on the Big Cat Property within the time frames prescribed by our option agreement, Spirit Energy may send us a notice of default containing particulars of the obligation which we have not performed. We would have 45 days following delivery of a notice of default to cure the default by a payment or performance. In the event that we fail to comply with the default under the option agreement, Spirit Energy would be able to terminate our option agreement at its will. Additionally, if we have not fully exercised our option by making the exploration expenditures set out in the option agreement by the 10th anniversary of the option agreement, the agreement automatically terminates.

Our company currently has approximately four years in which to raise and spend the $2,333,000 required to exercise our option on the Big Cat Property. Our ability to raise financing to be applied towards qualifying exploration expenditures is dependent upon the receptiveness of the capital markets to industrial mineral projects and to the exploration results we achieve through the early phases of our project. In the first two years of our option agreement, we will be required to raise and spend $333,333. In the third and fourth years of our option agreement, we are required to raise and spend $2,000,000. This expenditure structure allows us the flexibility to seek private placement financing through the efforts of management through our start up phases.
Management anticipates being able to raise the $333,333 necessary to fund expenditures on our Big Cat Property for the first two years of operations through personal, industry contacts. Management may also seek funding from potential joint venture partners who would be offered an interest in our option agreement. At such time as the Company is required to make the last two expenditures at the end of 2006 and 2007 totalling $2,000,000, management may seek the assistance of a registered broker dealer to raise financing through private placements by high net worth individuals or institutional investors. In the event we are required to make the larger payments of $666,666 and $1,333,333 on December 31, 2006 and December 31, 2007 respectively, we would seek to involve a larger, better capitalized partner. Management would not be seeking to make the December 31, 2006 and December 31, 2007 payments unless it was sufficiently encouraged by early exploration on the Big Cat Property. It is anticipated that encouraging early exploration work would attract financing and/or a well capitalized partner.

Management of our company is unaware of any probable or new government regulations which will negatively impact the extraction, processing or development of commercial minerals in the Province of British Columbia in the foreseeable future. Our company will work within the Mining Act of British Columbia to develop our Big Cat property. An in depth discussion of government approvals required to advance our project is included under the heading "Requirement of Government Approval".

Item 2. Description of Property
-------------------------------

Office Premises
---------------

We operate from our offices at 7928 Rowland Road, Edmonton, Alberta, T6A 3W1, Canada. Space is provided to us on a rent free basis by Mr. Halvorson, a director of the Company. We are not a party to any lease. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees. Management believes that this space will meet our needs for the foreseeable future.

Location and Access
-------------------

The Big Cat Wollastonite property is situated in the Iskut River Map Area (NTS 104B/11W), about ten kilometres southwest of the confluence of the Iskut and Craig Rivers. The property is 70 kilometres east of tidewater at Wrangell, Alaska and approximately 150 kilometres northwest of Stewart, BC.

The nearest road access is the Eskay Creek Mine Access Road, which is located 60 kilometres to the east along the Iskut River. The property is presently accessible by helicopter from Bronson Creek, which is about 15 kilometres east of the property. Historically, operators have commonly used aircraft from Smithers, BC and transported much of the mineral from other projects by Hovercraft to Wrangell. Ocean-going barges can be used from Wrangell, up the Stikine River to its confluence with the Iskut River.

Tenure Status
-------------

The Big Cat Wollastonite property is wholly owned by Spirit Energy and is located in the Liard Mining Division. A 10% Net Profits Interest (NPI) is due to 495488 B.C. Ltd. The property is approximately 28 km2 and consists of 122 mineral claim units. The significant tenure information is summarized in Table
1.5. Lloyd and Associates carried out a legal survey of the claims in 1997. This survey discovered a narrow triangular fraction between the ISK1 and ISK 3 claims. This gore of open ground was subsequently staked as the Grizzly claim.

                    Table 1.5 - BIG CAT PROPERTY CLAIM STATUS

Tenure No.        Claim Name          Expiry Date        Units     Tag No.
---------------   -----------------   ----------------   -------   ----------
334360            ISK 1               2005/12/15         20        227242
---------------   -----------------   ----------------   -------   ----------
334361            ISK 2               2005/12/15         20        227224
---------------   -----------------   ----------------   -------   ----------
334362            ISK 3               2005/12/15         20        227243
---------------   -----------------   ----------------   -------   ----------
334362            ISK 4               2005/12/15         18        227245
---------------   -----------------   ----------------   -------   ----------
342825            ISK 5               2005/03/03         16        227213
---------------   -----------------   ----------------   -------   ----------
343826            ISK 6               2005/03/03         16        227224
---------------   -----------------   ----------------   -------   ----------
349262            Grizzly             2002/08/10         5         228114
---------------   -----------------   ----------------   -------   ----------
349836            BRIL 1              2005/08/15         1         669160M
---------------   -----------------   ----------------   -------   ----------
349837            BRIL 2              2005/08/15         1         669161M
---------------   -----------------   ----------------   -------   ----------
349838            BRIL 3              2005/08/15         1         669162M
---------------   -----------------   ----------------   -------   ----------
349839            BRIL 4              2005/08/16         1         669163M
---------------   -----------------   ----------------   -------   ----------
349840            BRYS 1              2005/08/16         1         669164M
---------------   -----------------   ----------------   -------   ----------
349841            BRYS 2              2005/08/16         1         669165M
---------------   -----------------   ----------------   -------   ----------
349842            BRYS 3              2005/08/16         1         669200M
---------------   -----------------   ----------------   -------   ----------

We will earn our 50% interest in the Big Cat Property if we make the following scheduled exploration expenditures:

     (a)  $35,000 on or before March 1, 2004;

     (b)  a further $66,000 on or before December 31, 2004;

     (c)  a further $233,000 on or before December 31, 2005.

     (d)  a further $666,000 on or before December 31, 2006; and

     (e)  a further $1,333,000 on or before December 31, 2007.

If we spend less than the specified sums in any expenditure period, we can make a direct payment to Spirit Energy for the difference of the amount actually spent and the specified expenditure sum before the end of the period specified. In the event we spend more on expenditures in any exploration period, the excess expenditures may be carried forward and applied in succeeding periods. In the event that we fail to make exploration expenditures on the Big Cat Property within the time frames prescribed by our option agreement, Spirit Energy may send us a notice of default containing particulars of the obligation which we have not performed. We would have 45 days following delivery of a notice of default to cure the default by a payment or performance. In the event that we fail to comply with the default under the option agreement, Spirit Energy would be able to terminate our option agreement at its will. Additionally, if we have not fully exercised the option by making the exploration expenditures set out in the option agreement by the 10th anniversary of the option agreement, the agreement automatically terminates.

Our option grants us unfettered access to the Big Cat Property and sole authority to control mining operations.

Physiography and Climate
------------------------

The Big Cat Property area is situated within the Boundary Ranges of the Coast Mountains, which are typified by extreme relief and glaciated Alpine terrain. The property exhibits rugged mountains up to 2000 meters in elevation with numerous glaciers and well-exposed rock-faces. Most of the property is above the tree line at 1500 meters - vegetation is limited to alpine flora, including stunted coniferous trees.

The Upper Bril Zone (where the best defined Wollastonite deposit occurs) is on the Southeast flank of a Northwest-Southeast trending ridge. The peak of the ridge is at 1490m and extends down slope to 1420 meters. The upper part of the deposit is mainly outcrop but the lower slopes are talus covered - mainly wollastonite boulders. This gives rise to a spectacular white face, which is visible from several kilometres away.

The climate in the area is dominated by cloud, low fog, and unsteady winds with brief periods of stable sunny and hot summer days. This climatic zone, because of its proximity to the ocean, rarely sees temperatures below 0(degree) and rarely has any significant snowfall accumulations. The Iskut region is notorious for its year-round unstable weather, which is responsible for many "weather days" when flying is not possible.

History of Exploration
----------------------

The Big Cat Wollastonite occurrence was first reported by Kerr (1948) following the original GSC regional mapping (1926-1929) in the area. His explorations covered 2500 sq. km. In the Stikine River area it was necessary to map the topography as well as the geology. Other geological studies in the Iskut River area were conducted by Monger (1991), Gunning (1992, 1993), Logan et al (1990,
1993). And McLelland et al (1993).

Lueck discovered the main wollastonite occurrences, during his mapping of the area as part of his Masters thesis at the University of British Columbia. Lueck
(1993) also carried out a geological mapping and rock-sampling program on behalf of Super Twin Resources (now Spirit Energy). Mineralogical and XRF analyses was done at UBC and showed that the white fibrous wollastonite-rich material can be easily separated from the dark gangue minerals. The material also showed a high aspect ratio of approximately 5:1.

Field work in 1995 consisted of a field program aimed at determining the quality and quantity of wollastonite on the property and comprised trenching, bulk sampling and detailed geological mapping. Several large wollastonite deposits were discovered during this program.

The 1997 field season at the Big Cat Wollastonite property comprised diamond drilling (22 holes totalling 1980 meters), trenching (120 lineal meters), detailed geological mapping and a legal survey. All of the trenches were mapped and sampled and a two tonne bulk sample was collected from four test pits on the Main Zone of the BRIL Zone. Four holes, totalling 445m, were also drilled on this zone. The core, trench and bulk samples were analyzed by XRF at the Cominco Research Laboratory (CRL) in Vancouver, BC. The fieldwork was based out of the Pamicon camp located at the base of the Bronson airstrip, approximately 1.5 kilometres from the Snip Gold Mine.

The 1997 field program consisted of 1,890 meters of diamond drilling, 120 lineal meters of blast trenching, approximately 5 tonnes of representative bulk sampling, and detailed geological mapping. It also included engineering and environmental work associated with the project's pipeline option from the mine site to Bronson Creek.

Diamond drilling was focused on proving a mineable wollastonite deposit resource at the Main Zone of the BRIL deposit. Twelve holes (BRIL-97-23 to BRIL-97-34, were dedicated to this task and were drilled along four parallel fences spaced 30 meters apart and aligned perpendicular to the strike of the deposit. Drill holes BRIL-97-25 and BRIL-97-34 were drilled to confirm the northwest and southeast contacts of the wollastonite zone. Drill hole BRIL-97-39 was drilled in the hangingwall and established a northeast limitation to the deposit. It also tested the structural competence of the anticipated open-pit backwall.

Drill holes BRIL-97-35 to BRIL-97-38, were drilled to test for other targets - including the western extension of the Bril Deposit, a potential feldspar resource, a gold-bearing regional fault structure west of the Bril deposit and the Cliff wollastonite zone.

The trenching comprised four 30-meter long blast trenches parallel to the drill fences. Each trench was mapped and sampled at 2-meter intervals as well as bulk sampled (total 5 tonnes). All the material was analyzed by XRF at the CRL in Vancouver.

Engineering work consisted of a geotechnical assessment and route selection for mineral transportation, preliminary mineralogical and metallurgical work for wollastonite recovery and a geotechnical assessment of the proposed open pit and tailings facility.

Geology
-------

Regional Geology
----------------

The Big Cat Wollastonite Property was first mapped by Kerr (1948) who identified Mesozoic sediments and volcanics. Later work has identified these as lying within an uplifted area known as the Stewart Complex (Grove, 1986). Monger and Berg (1984) defined this setting as the Stikine Terrane of the Intermontain Belt adjacent to the margin with the Coast Mountain Belt. The Stikine Terrane is characterized by Paleozoic to Middle Jurassic strata and comprises four components. These are Stikine Assemblage, the Stuhini and Lewes River Groups, and Hazelton and Spatsizi Groups and the Bowser Group.

Most of the rocks in the area exhibit low-grade metamorphism (usually lower greenschist) but are often altered in proximity to intrusive stocks, plutons and batholiths.

Folding and faulting complexly deform most of the pre-Triassic rocks. The most common structural feature a regional northeast - southwest trending faults, which can have offsets of several kilometres.

Property Geology
----------------

The Big Cat Property encompasses the elliptical Zippa Mountain nepheline syenite pluton, that outcrops over a 3.5km by 5 km. area. This intrusion is zoned, layered, characterized by a well-developed planar mineral fabric and, based on modal mineralogy) is strongly silica - undersaturated. The Mount Raven diorite and the Seraphim Mountain granite are two other intrusions within the property and temporally related to the Zippa Mountain pluton. Together, they all comprise the Zippa Mountain Igneous Complex.

To date, five main wollastonite occurrences have been discovered on the property. These are the Cliff, Glacier, Bartnick, Brys and Bril. The Cliff, Glacier, BryS and Bril occur as series of xenoliths within the pyroxenite border phase of the Zippa Mountain pluton. The Bartnick occurrence is unique in that it appears to occur peripheral to the pluton and, unlike the other wollastonite zones, is interlayered with chert and marble layers.

Geology of the Bril Deposit
---------------------------

The Bril deposit is divided into the upper Bril deposit, consisting of the East, West and Main Zones, and the lower Bril, which occurs 150 meters south of the upper Bril. The wollastonite skarn is associated with minor amounts of clinopyroxene and titanium-bearing andradite garnet and trace amounts of titanite, apatite, feldspar, carbonate and quartz. The diminution of the wollastonite content is chiefly attributed to centimetre to meter scale pyroxenite dykes, which crosscut the deposit.

The exposed portion of the upper Bril deposit measures greater than 360 meters long and approximately 50meters wide. The Main Zone, which forms the basis of this study, outcrops as a 120 m long and 50m wide tabular pod in the centre of the upper Bril occurrence. Diamond drilling indicates that the Main Zone extends to a depth of at least 100 meters. Mapping and drill core logging shows that the hangingwall and footwall contacts are quite sharp. The north-western and south-eastern (both in section and plan) indicate jagged contacts - likely due to the intercalation of other rock types at the edge of the skarn alteration zone. An examination of some of the drill core, numerous core photographs and the drill logs indicates that the wollastonite content is primarily related to the inclusion of other minerals such as pyroxene, garnet, feldspar and carbonate. These impure layers strike parallel to the gross form of the skarn itself. The layers are extremely difficult to correlate from section to section or from surface mapping. A transition zone with more abundant impure layers commonly occurs near the footwall contact of the Upper Bril wollastonite deposit. .

The wollastonite skarn is a white to light green rock consisting of greater than 30% wollastonite. It varies in grain size from fine-grained (1mm long) to coarse
- grained (5cm long), interlocking, acicular and/or tabular crystals. It contains, on average, 25% melanite, andradite and, locally, garnet, approximately 15% diopside and augite, minor amounts of interstitial feldspar, titanite and trace amounts of apatite. The wollastonite is commonly well foliated but, locally, it is massive. Trace amounts of pyrite occur in the wollastonite along fractures and microveinlets. Millimetre-thick late stage quartz and calcite veins locally crosscut wollastonite.

The wollastonite skarn, which occurs east of the regional fault structure, is distinctively different from the wollastonite skarn located west of the fault. The former consists of pure, high-grade wollastonite containing minor garnet and pyroxene. Wollastonite west of the fault is commonly interlayered, on both the outcrop and map scale, with calc-silicates and marble layers and results in lower wollastonite grades. Similarly, calc-silicate and marble units within the Far West Extension range in wollastonite content from 0% to 49%.

Mineralized Material Calculation
--------------------------------

Wollastine is visually distinguishable as a white to light green material found in crystallike form. The wollastonite body is surrounded on all sides by pyroxenite except on the southeast where syenite is dominant. Downey & Associates (D & A) carried out the geological interpretation on northeast-southwest cross sections showing the geology as logged. All of the sub-surface interpretations were validated against geological surface mapping. Geologic contacts were extended to the boundaries of the resource block. The Bril Main Zone is exposed over more than 100 m along strike and approximately 50 m perpendicular to strike. Extensive diamond drilling and trenching over two years confirmed that the Main Zone extends at least 100 m below surface and has an approximate thickness of 50 metres. The geological information and analyses from fans of drill holes (2-3 holes per section) were used to calculate the resources. These sections are located 30 metres apart. Surface mapping and drill hole oblique to the sections were used to define the along-strike limits of the deposit. One hole was drilled parallel to the long axis of the deposit in the hanging wall and confirmed the north-eastern boundary of the deposit.

Methodology
-----------

The drilling database contains 18 drill holes with a total length drilled a 1,958 metres. Trenching excavated 190 lineal metres from four trenches. A total of 679 wollastonite grades were obtained over 2 metres intervals in drill core and laterally in the trenches. The weighted averages of the down-hole intersections were utilized in the mineralized material calculation. D&A prepared manual, cross-sectional based mineralized material estimates for the upper Bril deposit. The parameters used were as follows:

     Minimum thickness down hole for resource blocks                    6 m
     Minimum internal waste thickness down hole                         4 m
     Influence normal to holes or sections for resource blocks         15 m
     Mineralized material blocks are constrained by limits of wollastonite as mapped and determined from drill holes Blocks were isolated on the basis of the bi-sectional boundaries

A total of 3 separate specific gravity measurements were made by Spirit Energy. The results of this work an average of 2.91 t/m3 was obtained for wollastonite. The specific gravity of blocks not considered being wollastonite was estimated to be 3.1 t/m3, which is the weighted average of the garnetite and pyroxenite mean values.

Mineralogical Material Estimate
-------------------------------

The total Indicated geological resources of the Big Cat wollastonite deposit is 1,198,552 tonnes grading 62.03%. An itemized resource calculation is tabulated below in Table 1.6. In order to comply with US SEC terminology, the Indicated Resource would be termed "Other Mineralized Material".

           Table 1.6 - Big Cat Property Mineralized Material Estimate

                                                                                                    Weighted
                        Resource                               Total                                Average
Section                 Block                Tonnes            Tonnes            Grade              Grade
-------------------     -----------------    -------------     --------------    ---------------    ------------
       A-A'                    A1               2,933                              82.74
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               A2               8,309                              67.89
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               A3             162,265                              61.46
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               A4             160,310                              61.16
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               A5              15,640                              54.01
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               A6               3,910                              81.93
-------------------     -----------------    -------------     --------------    ---------------    ------------
                                                Total             353,366                              61.55
-------------------     -----------------    -------------     --------------    ---------------    ------------

-------------------     -----------------    -------------     --------------    ---------------    ------------
       B-B'                    B1              14,076                              66.93
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               B2             182,988                              58.27
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               B3             165,393                              59.70
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               B4             110,262                              68.23
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               B5             166,566                              64.75
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               B6              12,903                              68.13
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               B7              12,903                              67.97
-------------------     -----------------    -------------     --------------    ---------------    ------------
                                                Total             665,091                              62.46
-------------------     -----------------    -------------     --------------    ---------------    ------------

       C-C'                    C1               7,038                              63.43
-------------------     -----------------    -------------     --------------    ---------------    ------------
                               C2              11,730                              51.58
-------------------     -----------------    -------------     --------------    ---------------    ------------


                                                                                                    Weighted
                        Resource                               Total                                Average
Section                 Block                Tonnes            Tonnes            Grade              Grade
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           C3                42,228                                56.54
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           C4                27,370                                65.74
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           C5                 5,865                                57.46
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           C6                 7,625                                63.58
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           C7                 3,519                                83.23
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           C8                 1,760                                68.87
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           C9                43,401                                59.64
-------------------     -----------------    -------------     --------------    ---------------    ------------
                                              Total             150,535                                 60.20
-------------------     -----------------    -------------     --------------    ---------------    ------------

-------------------     -----------------    -------------     --------------    ---------------    ------------
       D-D'                D1                 6,491                                73.23
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           D2                14,467                                66.79
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           D3                 5,474                                65.17
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           D4                 1,799                                65.74
-------------------     -----------------    -------------     --------------    ---------------    ------------
                           D5                 1,329                                60.50
-------------------     -----------------    -------------     --------------    ---------------    ------------
                                              Total              29,560                                 67.56
-------------------     -----------------    -------------     --------------    ---------------    ------------

-------------------     -----------------    -------------     --------------    ---------------    ------------
                                            Grand Total        1,198,552                                 62.03
-------------------     -----------------    -------------     --------------    ---------------    ------------
                            Estimated Grade and Tonnage       1,198,552  tonnes @ 62.03% Wollastonite
-------------------     -----------------    -------------     --------------    ---------------    ------------

Mineralogy
----------

General Mineral Chemistry and Physical Properties

A limited number of chemical and physical tests have been carried out on drill core samples from the Big Cat deposit at the International Metallurgical and Engineering (IME) laboratory in British Columbia in 1996 and at CRL. The results of these tests are shown in Table 1.7 as compared to those of a typical Wollastonite.

                   Table 1.7 - Chemical & Physical Properties

------------------------------- -------------------------- ---------------------
                                Typical
Chemical                        Wollastonite(1)            Big Cat(2)
------------------------------- -------------------------- ---------------------
CaO                             38 - 47%                   38%
S1O2                            47 - 52%                   48%
Fe2O3                           0.15 - 1.6%                3.9%
MgO                             0.04 - 2.0%                3.45%
Al2O3                           0.08 - 3.5%                0.34%
LOI                             0.5 - 2.0%                 0.2 - 0.7%
------------------------------- -------------------------- ---------------------
Physical
------------------------------- -------------------------- ---------------------
pH                              9 - 11
Specific Gravity                2.8 - 3.1 g/cm3            2.8 - 3.9 g/cm3
Moisture Content                1%                         0.1%
Brightness                      90 - 93 GE                 N/A
------------------------------- -------------------------- ---------------------
   (1)      From Roskill Information Services
   (2)      From IME testwork


Item 3.  Legal Proceedings
--------------------------

The Company is not involved in my legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

There is no trading market for our common stock. There has been no trading market to date. Management has not discussed market making with any market maker or broker dealer. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

Market Price
------------

Our common stock is not quoted at the present time. The Securities and Exchange Commission has adopted a rule that established the definition of a "penny stock," as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     * that a broker or dealer approve a person's account for transactions in penny stocks; and

     * the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must

     * obtain financial information and investment experience and objectives of the person; and

     * make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form,

     * sets forth the basis on which the broker or dealer made the suitability determination; and

     * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The rules and regulations governing the purchase and sale of penny stocks may be considered cumbersome and a burden to some investors. As a result, penny stocks will be less appealing to many investors which restricts the potential market for the sale of penny stocks. As a result, the transferability or liquidity of your stock will be less than that of more senior issuers.

In general, under Rule 144, a person who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding common shares or the average weekly trading volume during the four calendar weeks before such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of our company.

Item 6.  Plan of Operation
--------------------------

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

General Background on Wollastonite
----------------------------------

Wollastonite is named after William Hyde Wollaston, the English chemist and mineralogist who discovered it in the late 1700's. It is a naturally occurring metasilicate, CaSiO3, which was first mined in California, in the 1930's to supply material for a white mineral woll. It has a theoretical composition of 48.3% CaO and 51.7% SiO2, but impurities such as iron, magnesium or manganese may substitute for part of the calcium, thereby reducing its whiteness.

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

Big Cat Metallurgical Testwork
------------------------------

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

1996 Testwork
-------------

A number of drill hole samples were collected for the testwork. Eight composite samples covering various wollastonite grades were prepared for testwork using NQ drill core samples from holes DDH-1 to DDH-4, as shown in Table 1.1. All drill hole spacing was at 30m centres which is deemed appropriate for a mineralized tonnage and overage grade estimate.

                               Table 1.1 - Drill Hole Core Samples for Initial Work


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
------------------ --------------- ------------------------- -------------- ----------------- ---------------------

              Table 1.1 - Drill Hole Core Samples for Initial Work
                                   (Continued)


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

                                       16

                    Table 1.3 - Wollastonite Recovery Results

Composite          Testwork           Mineral Grade       % Wollastonite          % Mass        % Wollastonite     %
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

The consultants recommend a four year, three phase program to complete a pre-feasibility study followed by a detailed feasibility study. All dollar figures are U.S..

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

Phase 2 work will require additional drilling and test work. The drilling will be of sufficient spacing so that mineralized material calculations can be completed. This drilling will be used to determine whether this deposit has sufficient tonnage and average grade to warrant a comprehensive evaluation based upon unit cost, grade, recoveries and other material factors required to conclude a commercially viable mining operation. The drilling will focus solely on the existing mineral body, that was originally discovered and drilled by

Spirit Energy. The limits of this mineral body was essentially defined by Spirit Energy by surface sampling and oblique diamond drilling. We do not plan to complete any geochemical or geophysical testing for that reason. The drill spacing on the upcoming programme will be what is commonly referred to as infill drilling. In other words the drill holes will be located between existing drill holes so that a mineral reserve can be calculated according to the standards defined by the Canadian Institute of Mining and Metallurgy. The work will include detailed assays of the drill core by a recognized and certified assay laboratory. Concurrent with this will be the environmental baseline studies on the mine area and the access road area.

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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

-----------------------------------------------         ---------
Project Management & Administration                     $66,900
-----------------------------------------------         ---------
Geology & Mineral Reserves                              $77,100
-----------------------------------------------         ---------
Geotechnical                                            $16,500
-----------------------------------------------         ---------
Mining                                                  $16,500
-----------------------------------------------         ---------
Marketing                                               $18,000
-----------------------------------------------         ---------
Metallurgy & Process Selection                          $38,500
-----------------------------------------------         ---------
Infrastructure                                          $23,500
-----------------------------------------------         ---------
Project Evaluation & Feasibility                        $28,500
-----------------------------------------------         ---------
Environmental                                           $30,000
-----------------------------------------------         ---------
Capital & Operating Costs                               $18,000
-----------------------------------------------         ---------
Total                                                   $333,500
-----------------------------------------------         ---------

Item 7.  Financial Statements
-----------------------------

The audited financial statements for Big Cat Mining Corporation for the year ending April 30, 2003 are included as part of this Form 10-KSB following the signature page of this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants since our incorporation in June 19, 1997. In July, 2002, management engaged Cordovano & Harvey, P.C. as our new independent accountants to audit our financial statements replacing Davidson & Company, Chartered Accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name                 Age       Position
----                 ---       --------

Phil Mudge           38        Secretary, Chief Financial Officer and Director
Michael Halvorson    58        President, Chief Executive Officer and Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Our officers serve at the will of the Board of Directors. There are no other family relationships between any of our executive officers and directors.

Resumes
-------

Phil Mudge

Phil Mudge was appointed to his positions on August 1, 2001. Mr. Mudge has been President of Cody Tree Service Ltd. for the past 14 years. Cody Tree Service services the utility industry in Western Canada providing construction crews, vegetation control, consulting and strategic operational solutions. Project involvement includes right of way construction and maintenance. As President, Mr. Mudge directs the day to day operations of Cody Tree Service Ltd. including project planning, project estimates and crew and contract supervision.

Mr. Mudge is not a director of any other reporting companies.

Michael Halvorson

Michael Halvorson was appointed to his positions on August 1, 2001. From 1980 to the present, Mr. Halvorson has been the President of Halcorp. Capital Ltd. Halcorp. Capital Ltd. is a private corporation which specializes in junior resource company financing. Mr. Halvorson has acted as a consultant and/or director to numerous junior resource companies during the period 1993 to the present.

In Mr. Halvorson's capacity as a consultant, he has introduced management of junior resource companies to brokerage firm contacts, sources of venture capital financing and to potential joint venture partners. Mr. Halvorson has extensive contacts and connections in the Canadian resource industry. In his role as a consultant, Mr. Halvorson has also provided advice to resource company management teams on mind development and project planning infrastructure and financing. Viceroy Resource Corporation of which Mr. Halvorson is a director has a gold mine in production. Mr. Halvorson acts as an officer and/or director of the following companies:


Name of                              Position(s) Held       Place
Reporting Issuer                     With Issuer            of Listing      From                    To
----------------------------         ----------------       ----------      ----                    --
Trillion Resources Ltd.              Director/              TSE             October, 1993           Present
                                     Vice-President
Viceroy Resource                     Director               TSE             May, 1996               Present
   Corporation
Gentry Resources Ltd.                Director               TSE             October, 1997           Present
Western Copper Holdings              Director               TSE             October, 1997           Present
   Limited


Name of                              Position(s) Held       Place
Reporting Issuer                     With Issuer            of Listing      From                    To
----------------------------         ----------------       ----------      ----                    --
Sloane Petroleum Inc.                Director               TSX             June, 1998              Present
Pacific Cascade Resources            Director               TSX             April, 1998             Present
   Corp.
Orezone Resources Inc.               Director               TSE             May, 1999               Present
Predator Capital Inc.                Director               TSX             September, 2000         Present
Royal Country Ltd.                   Director               TSX             June, 2001              Present


Item 10.  Executive Compensation
--------------------------------

No compensation has been awarded to, earned by or paid to our officers and/or directors since our inception. Management has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay officers or directors. Further, our officers and director are not accruing any compensation pursuant to any agreement with us.

                                              SUMMARY COMPENSATION TABLE
                                                                              Long Term Compensation
                                                                       --------------------------------------
                                         Annual Compensation                    Awards            Payouts
                          ------------------------------------- -------------------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)

------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Michael Halvorson,       2002/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President and Director   2003
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Phil Mudge,              2002       $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary and Director   2003
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of April 30, 2003 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                   Name and Address       Amount and Nature         Percent
Title of Class     of Beneficial Owner    of Beneficial Owner       of Class
--------------     -------------------    -------------------       --------

Common Stock       Phil Mudge             513,000 common shares     46.05%
                   454 Yates Road         Direct Ownership
                   Kelowna, B.C.
                   V1V 1R3

Common Stock       Michael Halvorson      100,000 common shares     8.97%
                   7928 Rowland Road      Direct Ownership
                   Edmonton, Alberta
                   T6A 3W1

Common Stock       All Officers and       613,000 common shares     55.02%
                   Directors as a Group

The balance of our outstanding common stock is held by 44 persons, none of whom hold 5% or more of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------


There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

(A)  Exhibits
-------------


Exhibit
Number          Description
---------------------------

3.1 Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-49870) filed on June 17, 2002 incorporated herein by reference.

3.3 Bylaws as filed with the Issuer's Form 10-SB (file no. 0-49870) on June 17, 2002 incorporated herein by reference.

13.1 Form 10QSB for the Period ended October 31, 2002, filed on December 11, 2002, incorporated herein by reference.

13.2 Form 10QSB for the Period ended January 31, 2003, filed on March 17, 2003, incorporated herein by reference.

99.1            Certification of Disclosure by the Company's Chief Executive
                Officer

99.2            Certification of Disclosure by the Company's Chief Financial
                Officer

99.3            Section 906 Certification

(B) Reports on Form 8-K
-----------------------

None


Item 14.  Controls and Procedures
---------------------------------

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-KSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIG CAT MINING CORPORATION


Dated:  July 29, 2003                Per:  /s/Phil Mudge
                                           ------------------------------------
                                           Phil Mudge,
                                           Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                           /s/Phil Mudge
                                           ------------------------------------
                                           Phil Mudge, C.F.O. and Director

                                           July 29, 2003
                                           ------------------------------------
                                           Date

                                                                           Page
                                                                           ----

Report of Independent Auditors .........................................   F-2

Balance Sheet at April 30, 2003 ........................................   F-3

Statements of Operations for the years ended April 30, 2003 and 2002,
     and from June 17, 1997 (inception) through April 30, 2003 .........   F-4

Statement of Changes in Shareholders' Equity for the period from
     June 17, 1997 (inception) through April 30, 2003 ..................   F-5

Statements of Cash Flows for the years ended April 30, 2003 and 2002,
     and from June 17, 1997 (inception) through April 30, 2003 .........   F-6

Notes to Financial Statements ..........................................   F-7

                         Report of Independent Auditors


To the Board of Directors
Big Cat Mining Corporation:


We have audited the accompanying balance sheet of Big Cat Mining Corporation as of April 30, 2003, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2003 and from June 17, 1997 (inception) through April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Mining Corporation as of April 30, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2003 and from June 17, 1997 (inception) through April 30, 2003 in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since inception which raises a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
July 28, 2003

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                                  Balance Sheet
                                 April 30, 2003


                                     Assets
Cash ...............................................................  $  60,062
                                                                      =========


                      Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued expenses ..........................  $   5,120
                                                                      ---------
                 Total liabilities .................................      5,120
                                                                      ---------

Commitments (Note 4) ...............................................       --

Shareholders' equity (Note 3):
    Common stock , $.0001 par value;  authorized 100,000,000 shares,
      issued and outstanding 1,114,000 shares, respectively ........        111
    Additional paid-in capital .....................................    121,714
    Deficit accumulated during exploration stage ...................    (66,883)
                                                                      ---------

                 Total shareholders' equity ........................     54,942
                                                                      ---------

                                                                      $  60,062
                                                                      =========
                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                             Statement of Operations

                                                                                 June 19, 1997
                                                         For The Years Ended      (inception)
                                                             April 30,              Through
                                                    --------------------------      April 30,
                                                       2003           2002            2003
                                                    -----------    -----------    -----------
Costs and expenses:
    Contributed services (Note 2) ...............   $     2,650    $     2,050    $     5,700
    Contributed rent (Note 2) ...................         1,200          1,200          4,000
    Filing fees .................................           418            605          1,223
    Exploration costs ...........................           658          2,296          2,954
    Stock-based compensation - organization costs          --             --               50
    Office ......................................         3,804            265          4,069
    Consulting fees, related party (Note 2) .....         7,023           --            7,023
    Professional fees ...........................        38,333          3,252         41,864
                                                    -----------    -----------    -----------

                   Loss before income taxes .....       (54,086)        (9,668)       (66,883)

Income tax provision (Note 5) ...................          --             --             --
                                                    -----------    -----------    -----------

                   Net loss .....................   $   (54,086)   $    (9,668)   $   (66,883)
                                                    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.05)   $     (0.02)
                                                    ===========    ===========

Weighted average common shares outstanding ......     1,114,000        504,385
                                                    ===========    ===========

                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                    Common Stock           Additional      During
                                                             --------------------------      Paid-in     Exploration
                                                               Shares        Par Value       Capital        Stage          Total
                                                             -----------    -----------    -----------   -----------    -----------
Balance at inception
    June 19, 1997 .........................................         --      $      --      $      --     $      --      $      --

June 1997, issuance of common stock
    for services, at fair value ($.0001 per share) (Note 2)      500,000             50           --            --               50
Net loss ..................................................         --             --             --             (50)           (50)
                                                             -----------    -----------    -----------   -----------    -----------

Balance at April 30, 1998 .................................      500,000             50           --             (50)          --

Net loss ..................................................         --             --             --            --             --
                                                             -----------    -----------    -----------   -----------    -----------

Balance at April 30, 1999 .................................      500,000             50           --             (50)          --

Contributed services (Note 2) .............................         --             --              500          --              500
Contributed rent (Note 2) .................................         --             --              400          --              400
Net loss ..................................................         --             --             --            (900)          (900)
                                                             -----------    -----------    -----------   -----------    -----------

Balance at April 30, 2000 .................................      500,000             50            900          (950)          --

Contributed services (Note 2) .............................         --             --              500          --              500
Contributed rent (Note 2) .................................         --             --            1,200          --            1,200
Net loss ..................................................         --             --             --          (2,179)        (2,179)
                                                             -----------    -----------    -----------   -----------    -----------

Balance at April 30, 2001 .................................      500,000             50          2,600        (3,129)          (479)

                See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                  Statement of Changes in Shareholders' Equity


                                                                                                          Deficit
                                                                                                         Accumulated
                                                                    Common Stock           Additional      During
                                                             --------------------------      Paid-in     Exploration
                                                               Shares        Par Value       Capital        Stage          Total
                                                             -----------    -----------    -----------   -----------    -----------
April, 2002, sale of common stock
    (Note 3) ($.10 per share) .............................      791,000             79         79,021          --           79,100
April 2002, common stock subscribed
    (Note 3) ($.10 per share) .............................      323,000             32         32,268          --           32,300
Cancellation of common stock (Note 2) .....................     (500,000)           (50)          --            --              (50)
Contributed services (Note 2) .............................         --             --            2,050          --            2,050
Contributed rent (Note 2) .................................         --             --            1,200          --            1,200
Expenses paid on behalf of Company (Note 2) ...............         --             --              725          --              725
Net loss ..................................................         --             --             --          (9,668)        (9,668)
                                                             -----------    -----------    -----------   -----------    -----------

Balance at April 30, 2002 .................................    1,114,000            111        117,864       (12,797)       105,178

Contributed services (Note 2) .............................         --             --            2,650          --            2,650
Contributed rent (Note 2) .................................         --             --            1,200          --            1,200
Net loss ..................................................         --             --             --         (54,086)       (54,086)
                                                             -----------    -----------    -----------   -----------    -----------

Balance at April 30, 2002 .................................    1,114,000    $       111    $   121,714   $   (66,883)   $    54,942
                                                             ===========    ===========    ===========   ===========    ===========

                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                     June 19, 1997
                                                              For The Years Ended     (Inception)
                                                                    April 30,           Through
                                                             ----------------------    April 30,
                                                               2003         2002         2003
                                                             ---------    ---------    ---------
Cash flows from operating activities:
    Net loss .............................................   $ (54,086)   $  (9,668)   $ (66,883)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Contributed services (Note 2) ..................       2,650        2,050        5,700
          Contributed rent (Note 2) ......................       1,200        1,200        4,000
          Changes in operating assets and liabilities:
               Accounts payable and accrued expenses .....       5,120         (529)       5,120
                                                             ---------    ---------    ---------
                     Net cash used in
                         operating activities ............     (45,116)      (6,947)     (52,063)
                                                             ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company
       by a related party (Note 2) .......................        --            725          725
    Proceeds from the sale of common
       stock (Note 3) ....................................      32,300       79,100      111,400
                                                             ---------    ---------    ---------
                     Net cash provided by
                         financing activities ............      32,300       79,825      112,125
                                                             ---------    ---------    ---------

                     Net change in cash and
                         cash equivalents ................     (12,816)      72,878       60,062

Cash and cash equivalents:
    Beginning of period ..................................      72,878         --           --
                                                             ---------    ---------    ---------

    End of period ........................................   $  60,062    $  72,878    $  60,062
                                                             =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes ......................................   $    --      $    --      $    --
                                                             =========    =========    =========
       Interest ..........................................   $    --      $    --      $    --
                                                             =========    =========    =========

Non-cash financing activities:
    Common shares issued (cancelled) for services (Note 3)   $    --      $     (50)   $      50
                                                             =========    =========    =========

                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


(1)  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Big Cat Mining Corporation (the "Company") was incorporated as "Big Cat Investment Services" on June 19, 1997 in the State of Nevada. The Company changed its name to "Big Cat Mining Corporation" on July 31, 2001.

The Company is in the exploration stage in accordance with Industry Guide 7. Upon completion of the exploration stage, the Company plans to develop mineral properties.

Since inception, the Company has been primarily engaged in securing financing, preparing a business plan and negotiating an option to acquire a mining property. In September 2001, the Company entered into an agreement to acquire its first mining property. This agreement requires the Company to fund an exploration program (see Note 4). However, the Company lacks sufficient capital, at this time, to fund the exploration program. As a result, the Company plans to seek financing in the capital markets.

In the course of its exploration activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company plans to finance its operations, in the short-term, with stock sales, and, in the longer term, revenues from the sale of minerals. Inherent in the Company's business, however, are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the limited success of start-up mining companies. The Company's ability to continue as a going concern is dependent upon successful completion of additional financings and ultimately, upon achieving profitable operations. The Company's future success will be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery in a timely and cost-effective basis.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at April 30, 2003.

Income Taxes

The Company accounts for income taxes under the provisions of SAFS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


Financial Instruments and Concentration of Credit Risk
------------------------------------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts payable and accrued liabilities. At April 30, 2003, the Company believes that the fair value of its financial instruments approximate their carrying values based on their terms.

Stock-based Compensation
------------------------
The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Earnings (Loss) per Common Share
--------------------------------
Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At April 30, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.


(2)  Related Party Transactions

An affiliate contributed office space to the Company at no charge for the years ended April 30, 2003 and 2002 and for the period from January 1, 2000 through April 30, 2001. The use of such office space was valued in the accompanying financial statements based on rates for similar space in the local area.

Certain officers contributed their time and effort to the Company at no charge for the years ended April 30, 2003 and 2002 and for the period from January 1, 2000 through April 30, 2001. The time and effort was valued in the accompanying financial statements based on prevailing rates for such labor in the local market.

During the years ended April 30, 2003, and 2002, and the period from July 1997 (inception) through January 31, 2003, the Company incurred costs totaling $7,023, $-0-, and $7,023, respectively, to a related party for consulting and administrative services.

During the years ended April 30, 2003 and 2002, and the period from July 1997 (inception) through April 30, 2003, an affiliate paid certain costs totaling $-0-, $725- and $725, respectively, on behalf of the Company. The costs were charged to operations with a corresponding credit to paid-in capital.

In June 1997, the Company issued 500,000 shares of its common stock to founders in exchange for organizing the Company. The common stock was valued at $50 as determined in good faith by the Board of Directors. In March 2002, the Company cancelled the 500,000 shares of common stock.

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


(3)  Shareholders' Equity

Private Offering
----------------
The Company commenced an offering, pursuant to an exemption from registration requirements under Regulation S of the Securities Act of 1933, in December 2001 and closed such offering in April 2002. The Company received $111,400 in offering proceeds from the sale of 1,114,000 shares of its common stock at a price of $.10 per share.


(4)  Commitments

On September 28, 2001 (amended February 3, 2003), the Company and Spirit Energy Corp. (formerly Whitegold Natural Resource Corp.), a British Columbia corporation, ("Spirit"), entered into an Option Agreement (the "Agreement"). Under the terms of the Agreement, Spirit granted to the Company the sole and exclusive right and option to acquire an undivided 50 percent of the right, title and interest in certain mining claims located in the Liard Mining Division of British Columbia, in exchange for agreeing to fund an exploration program and to pay to Spirit a royalty upon commencement of production.

Exploration Funding Commitment
------------------------------
The Company is committed to incur exploration expenditures on the mining claims in accordance with the following schedule:


                                                 * Amount of Commitment
                                                        Stated in
                                           ----------------------------------
   Due Date                                      $CAN      or       $US
                                           ---------------    ---------------
March 31, 2004..........................         $ 50,000           $ 34,722
December 31, 2004.......................          100,000             69,444
December 31, 2005.......................          350,000            243,056
December 31, 2006.......................        1,000,000            694,444
December 31, 2007.......................        2,000,000          1,388,889
                                           ---------------    ---------------
                                               $3,500,000         $2,430,555
                                           ===============    ===============


     o The amount of the commitment will change in the foreseeable future, as the Agreement is stated in Canadian dollars. The exchange rate used in the above table was approximately $1.44 (Canadian) to $1.00 (US.)

Commitment to Make Royalty Payments
-----------------------------------
Upon commencement of production, the Company is required to pay to Spirit a three percent (3%) net smelter returns royalty per annum.

(5)  Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended April 30, 2003 and 2002:

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


                                                     Years Ended
                                                      April 30,
                                                  ----------------
                                                   2003      2002
                                                  -------   ------
       U.S.  statutory federal rate ...........     15.00%   15.00%
       Permanent  differences .................   -1.07%    -6.56%
       Net operating loss for which no tax
          benefit is currently available ......   -13.93%   -8.44%
                                                  -------   ------
                                                    0.00%    0.00%
                                                  =======   ======

At April 30, 2003, the Company had a net operating loss carryforward for federal income tax purposes of approximately $12,249, which was fully allowed for in the valuation allowance of $12,249. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for years ended April 30, 2003 and 2002 were $7,535 and $3,706, respectively.