Form 10QSB
period 2003-07-31
BIG CAT MINING CORP
filed 2003-09-15
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

                        Commission file Number: 000-49870

                           BIG CAT MINING CORPORATION
        (Exact name of small business issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,000 common shares as at July 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                           BIG CAT MINING CORPORATION

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Balance Sheet as of July 31, 2003

                           Statement of Operations for the period ended
                           July 31, 2003

                           Statements of Cash Flows for the period ended July 31, 2003

          Notes to Consolidated Financial Statements

         Item 2            Plan of Operation

         Item 3            Controls and Procedures

PART II. OTHER INFORMATION

         Item 1            Legal Proceedings

         Item 2            Changes in Securities

         Item 3            Defaults Upon Senior Securities

         Item 4            Submission of Matters to a Vote of Security Holders

         Item 5            Other Information

         Item 6            Exhibits and Reports on Form 8K


         SIGNATURES

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                             Condensed Balance Sheet
                                  July 31, 2003
                                   (Unaudited)


                                     Assets
Cash ......................................................   $  41,045
                                                              =========


                       Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued liabilities ..............   $   6,330
    Due to related party (Note 2) .........................         385
                                                              ---------

                  Total liabilities .......................       6,715
                                                              ---------

Shareholders' equity:
    Common stock ..........................................         111
    Additional paid-in capital ............................     122,014
    Accumulated deficit ...................................     (87,795)
                                                              ---------

                  Total shareholders' equity ..............      34,330
                                                              ---------

                                                              $  41,045
                                                              =========


            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                 June 19, 1997
                                                                                  (Inception)
                                                        Three Months Ended          Through
                                                            July 31,                July 31,
                                                    --------------------------
                                                       2003           2002            2003
                                                    -----------    -----------    -----------

Costs and expenses:
    Contributed services ........................   $      --      $     1,800    $     5,700
    Contributed rent (Note 2) ...................           300            300          4,300
    Filing and transfer agent fees ..............         1,364           --            2,587
    Exploration costs ...........................          --            2,610          2,954
    Stock-based compensation - organization costs          --            2,559             50
    Office and miscellaneous ....................         1,468             71          5,537
    Consulting fees, related party (Note 2) .....         2,343           --            9,366
    Professional fees ...........................        15,437         10,596         57,301
                                                    -----------    -----------    -----------

                   Loss before income taxes .....       (20,912)       (17,936)       (87,795)

Income tax provision (Note 3) ...................          --             --             --
                                                    -----------    -----------    -----------

                   Net loss .....................   $   (20,912)   $  (17,936)    $   (87,795)
                                                    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.02)   $     (0.02)
                                                    ===========    ===========

Weighted average common shares outstanding ......     1,114,000      1,114,000
                                                    ===========    ===========


            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      June 19, 1997
                                                               Three Months Ended     (inception)
                                                                     July 31,           Through
                                                              ----------------------    July 31,
                                                                2003         2002         2003
                                                              ---------    ---------    ---------
                    Net cash used in
                        operating activities ..............   $ (19,017)   $ (15,836)   $ (71,080)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --           --            725
    Proceeds from the sale of common stock ................        --         32,300      111,400
                                                              ---------    ---------    ---------
                    Net cash provided by
                        financing activities ..............        --         32,300      112,125
                                                              ---------    ---------    ---------

                    Net change in cash and
                        cash equivalents ..................     (19,017)      16,464       41,045

Cash and cash equivalents:
    Beginning of period ...................................      60,062       72,878         --
                                                              ---------    ---------    ---------

    End of period .........................................   $  41,045    $  89,342    $  41,045
                                                              =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .......................................   $    --      $    --      $    --
                                                              =========    =========    =========
       Interest ...........................................   $    --      $    --      $    --
                                                              =========    =========    =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended April 30, 2003, notes and accounting policies thereto included in the Company's annual report on Form 10-KSB as filed with the SEC.

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

Note 2: Related Party

An affiliate contributed office space to the Company for the three months ended July 31, 2003 and 2002, and the period from July 1997 (inception) through July 31, 2003. The use of such office space was valued in the accompanying condensed financial statements based on rates for similar space in the local area.

During the three months ended July 31, 2003, and 2002, and the period from July 1997 (inception) through July 31, 2003, the Company incurred costs totaling $2,343, $-0-, and $9,366, respectively, to a related party for consulting administrative services. As of July 31, 2003, the Company owed the related party $385 for unpaid consulting services.

Note 3: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended July 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                       10
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

After desliming, the wollastonite product was conditioned for five minutes and then floated in a Denver flotation machine. The ground flotation feed was conditioned for five minutes, then floated for two minutes in a rougher stage and a total of eight minutes in three scavenger stages. The combined rougher and scavenger froth, containing the gangue, was re-floated for four minutes in the first cleaner stage and five minutes in the second cleaner stage. The flotation collectors were added as water based emulsions. Frother was added neat to the

                                       11
process. Oleic acid was always added in stages to the process rather than in a single addition. The recovery results from the testwork are shown in Table 1.3.

                    Table 1.3 - Wollastonite Recovery Results

--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
Composite       Testwork        Mineral Grade    % Wollastonite       % Mass     % Wollastonite  %
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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

----------------------------------------------- --------------------------------
Project Management & Administration             $66,900

----------------------------------------------- --------------------------------
Geology & Mineral Reserves                      $77,100
----------------------------------------------- --------------------------------
Geotechnical                                    $16,500
----------------------------------------------- --------------------------------
Mining                                          $16,500
----------------------------------------------- --------------------------------
Marketing                                       $18,000
----------------------------------------------- --------------------------------
Metallurgy & Process Selection                  $38,500
----------------------------------------------- --------------------------------
Infrastructure                                  $23,500
----------------------------------------------- --------------------------------
Project Evaluation & Feasibility                $28,500
----------------------------------------------- --------------------------------
Environmental                                   $30,000
----------------------------------------------- --------------------------------
Capital & Operating Costs                       $18,000
----------------------------------------------- --------------------------------
Total                                           $333,500
----------------------------------------------- --------------------------------


Item 3 - Controls and Procedures

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

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           31.1     Section 302 Certification of Chief
                                    Executive Officer
                           31.2     Section 302 Certification of Chief
                                    Financial Officer
                           32       Section 906 Certification

                  (b) Reports on Form 8-K

                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BIG CAT MINING CORPORATION


Dated:  September 12, 2003          Per:    /s/Michael Halvorson
                                            ----------------------
                                            Michael Halvorson,
                                            C.E.O. and Director