Form 10QSB
period 2003-10-31
BIG CAT MINING CORP
filed 2003-12-12
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

                        Commission file Number: 000-49870

                           BIG CAT MINING CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0205749
                      -------------------------------------
                     (I.R.S. Employer Identification Number)

                                7928 Rowland Road
                        Edmonton, Alberta, T6A 3W1 Canada
                     --------------------------------------
                    (Address of principal executive offices)

                                  (780)414-0763
                            -------------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,000 common shares as at October 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           BIG CAT MINING CORPORATION

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Balance Sheet as of October 31, 2003

                           Condensed Statements of Operations for the three and six months ended October 31, 2003 and from June 19, 1997 (inception) through October 31, 2003

                           Condensed Statements of Cash Flows for the period ended October 31, 2003

                           Notes to Condensed Financial Statements

         Item 2            Plan of Operation

         Item 3            Controls and Procedures

PART II. OTHER INFORMATION

         Item 1            Legal Proceedings

         Item 2            Changes in Securities

         Item 3            Defaults Upon Senior Securities

         Item 4            Submission of Matters to a Vote of Security Holders

         Item 5            Other Information

         Item 6            Exhibits and Reports on Form 8K


         SIGNATURES

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                            Condensed Balance Sheet
                                October 31, 2003
                                  (Unaudited)




                                     Assets

Cash............................................................$   26,144
                                                                 ============


                       Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued liabilities....................$    3,238
                                                                 ------------
                  Total liabilities.............................     3,238
                                                                 ------------

Shareholders' equity:
    Common stock................................................       111
    Additional paid-in capital..................................   121,714
    Accumulated deficit.........................................   (98,919)
                                                                 ------------
                  Total shareholders' equity....................    22,906
                                                                 ------------
                                                                $   26,144
                                                                 ============




            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)


                                                                                                            June 19, 1997
                                                             Three Months Ended        Six Months Ended      (Inception)
                                                                 October 31,              October 31,          Through
                                                        -----------------------  ---------------------------  October 31,
                                                             2003         2002        2003          2002         2003
                                                        -----------  ----------  -------------  ------------  ------------
Costs and expenses:
    Contributed services................................$     --     $     400   $       --     $     2,200   $     5,700
    Contributed rent (Note 2)...........................      --           300           --             600         4,000
    Filing and transfer agent fees......................     1,094         --           2,458          --           3,681
    Exploration costs...................................      --           --             --          2,610         2,954
    Stock-based compensation - organization costs.......      --           --             --          2,559            50
    Office and miscellaneous............................     5,374         588          6,842           659        10,911
    Consulting fees, related party (Note 2).............     1,983       2,781          4,326         2,781        11,349
    Professional fees...................................     2,973       3,084         18,410        13,680        60,274
                                                        -----------  ----------  -------------  ------------  ------------
                    Loss before income taxes............   (11,424)     (7,153)       (32,036)      (25,089)      (98,919)

Income tax provision (Note 3)...........................      --           --             --            --            --
                                                        -----------  ----------  -------------  ------------  ------------
                    Net loss............................$  (11,424)  $  (7,153)  $    (32,036)  $   (25,089)  $   (98,919)
                                                        ===========  ==========  =============  ============  ============

Basic and diluted loss per share........................$    (0.01)  $   (0.01)  $      (0.03)  $     (0.02)
                                                        ===========  ==========  =============  ============

Weighted average common shares outstanding.............. 1,114,000   1,114,000      1,114,000     1,114,000
                                                        ===========  ==========  =============  ============




            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)




                                                                                               June 19, 1997
                                                                         Six Months Ended       (inception)
                                                                            October 31,           Through
                                                                  ---------------------------    October 31,
                                                                       2003           2002          2003
                                                                  -------------  ------------  --------------
                    Net cash used in
                        operating activities......................$  (33,918)    $   (19,422)  $   (85,981)
                                                                  -------------  ------------  --------------
Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party.......      --              --             725
    Proceeds from the sale of common stock........................      --            32,300       111,400
                                                                  -------------  ------------  --------------
                    Net cash provided by
                        financing activities......................      --            32,300       112,125
                                                                  -------------  ------------  --------------
                    Net change in cash and
                        cash equivalents..........................   (33,918)         12,878        26,144

Cash and cash equivalents:
    Beginning of period...........................................    60,062          72,878          --
                                                                  -------------  ------------  --------------
    End of period.................................................$   26,144     $    85,756   $    26,144
                                                                  =============  ============  ==============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
       Income taxes...............................................$     --       $      --     $      --
                                                                  =============  ============  ==============
       Interest...................................................$     --       $      --     $      --
                                                                  =============  ============  ==============





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

Note 2: Related Party

During the six months ended October 31, 2003, and 2002, and the period from July 1997 (inception) through October 31, 2003, the Company incurred costs totaling $4,326, $2,781, and $11,349, respectively, to a related party for consulting administrative services.

Note 3: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended October 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

We can satisfy our cash requirements for general, administrative and legal and accounting requirements for the next 12 months. We also have funds on hand to complete exploration expenditures totaling $35,000 required under our option agreement on or before March 1, 2004. The independent auditors report which accompanies our audited financial statements as at April 30, 2003 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raise doubt about our ability to continue as a going concern.

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



                           BIG CAT MINING CORPORATION


Dated:  December 10, 2003           Per:    /s/ Michael Halvorson
                                            ------------------------------------
                                            Michael Halvorson,
                                            C.E.O. and Director