Form 10QSB
period 2004-01-31
BIG CAT MINING CORP
filed 2004-03-16
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    1,114,000 common shares
                                              as at January 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [ X ]

                           BIG CAT MINING CORPORATION


                                      INDEX


                                                                            Page
                                                                            ----
PART 1. FINANCIAL INFORMATION

          Balance Sheet at January 31, 2004 (unaudited) ...................  F-2

          Statement of Operations for the period ended January 31, 2004 ...  F-3

          Statements of Cash Flows for the period ended January 31, 2004 ..  F-4

          Notes to Consolidated Financial Statements ......................  F-5

Item 2. Plan of Operations ................................................    6

Item 3. Controls and Procedures ...........................................   13

PART II. OTHER INFORMATION

          Item 1 Legal Proceedings ........................................   13

          Item 2 Changes in Securities ....................................   13

          Item 3 Defaults Upon Senior Securities ..........................   14

          Item 4 Submission of Matters to a Vote of Security Holders ......   14

          Item 5 Other Information ........................................   14

          Item 6 Exhibits and Reports on Form 8K ..........................   14

SIGNATURES ................................................................   14

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                             Condensed Balance Sheet
                                January 31, 2004
                                   (Unaudited)

                                     Assets
Cash ............................................................     $  20,038
                                                                      =========


                       Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued liabilities ....................     $     998
                                                                      ---------

                  Total liabilities .............................           998
                                                                      ---------

Shareholders' equity:
    Common stock ................................................           111
    Additional paid-in capital ..................................       121,714
    Accumulated deficit .........................................      (102,785)
                                                                      ---------

                  Total shareholders' equity ....................        19,040
                                                                      ---------

                                                                      $  20,038
                                                                      =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)
                                                                                                           June 19, 1997
                                                   Three Months Ended              Nine Months Ended        (Inception)
                                                       January 31,                    January 31,             Through
                                                --------------------------    --------------------------    January 31,
                                                    2004           2003          2004           2003            2004
                                                -----------    -----------    -----------    -----------    -----------
Contributed services ........................   $      --      $       450    $      --      $     2,650    $     5,700
Contributed rent ............................          --              300           --              900          4,000
Filing and transfer agent fees ..............           474            668          2,932            668          4,155
Exploration costs ...........................          --             --             --            2,610          2,954
Stock-based compensation - organization costs          --             --             --             --               50
Office and miscellaneous ....................         1,900            463          8,742          3,122         12,811
Consulting fees, related party (Note 2) .....           823          2,063          5,149          4,844         12,172
Professional fees ...........................           669          8,250         19,079         22,489         60,943
                                                -----------    -----------    -----------    -----------    -----------

                 Loss before income taxes ...        (3,866)       (12,194)       (35,902)       (37,283)      (102,785)

                                                -----------    -----------    -----------    -----------    -----------

                 Net loss ...................   $    (3,866)   $   (12,194)   $   (35,902)   $   (37,283)   $  (102,785)
                                                ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ............   $     (0.00)   $     (0.01)   $     (0.03)   $     (0.03)
                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding ..     1,114,000      1,114,000      1,114,000      1,114,000
                                                ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      June 19, 1997
                                                                                       (inception)
                                                               Nine Months Ended         Through
                                                                  January 31,          January 31,
                                                              ----------------------
                                                                2004         2003         2004
                                                              ---------    ---------    ---------
                           Net cash used in
                        operating activities ..............   $ (40,024)   $ (29,777)   $ (92,087)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --           --            725
    Proceeds from the sale of common stock ................        --         32,300      111,400
                                                              ---------    ---------    ---------
                    Net cash provided by
                        financing activities ..............        --         32,300      112,125
                                                              ---------    ---------    ---------

                    Net change in cash and
                        cash equivalents ..................     (40,024)       2,523       20,038

Cash and cash equivalents:
    Beginning of period ...................................      60,062       72,878         --
                                                              ---------    ---------    ---------

    End of period .........................................   $  20,038    $  75,401    $  20,038
                                                              =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .......................................   $    --      $    --      $    --
                                                              =========    =========    =========
       Interest ...........................................   $    --      $    --      $    --
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

Note 2: Related Party

During the nine months ended January 31, 2004, and 2003, and the period from July 1997 (inception) through January 31, 2004, the Company incurred costs totaling $5,149, $4,844, and $12,172, respectively, to a related party for consulting administrative services.

Note 3: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended January 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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
------------------ --------------- ------------------------- -------------- ----------------- ---------------------


        Table 1.1 - Drill Hole Core Samples for Initial Work (continued)

------------------ --------------- ------------------------- -------------- ----------------- ---------------------
    Composite        Drill Hole         Depth at which        Weight (g)      Wollastonite      Weighted Average
       No.              No.          Sample is Taken (ft)                      Grade (%)         Grade (1) (%)
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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

         ------------------------------------            ------------
         Project Management & Administration             $66,900
         ------------------------------------            ------------
         Geology & Mineral Reserves                      $77,100
         ------------------------------------            ------------
         Geotechnical                                    $16,500
         ------------------------------------            ------------
         Mining                                          $16,500
         ------------------------------------            ------------
         Marketing                                       $18,000
         ------------------------------------            ------------
         Metallurgy & Process Selection                  $38,500
         ------------------------------------            ------------
         Infrastructure                                  $23,500
         ------------------------------------            ------------
         Project Evaluation & Feasibility                $28,500
         ------------------------------------            ------------
         Environmental                                   $30,000
         ------------------------------------            ------------
         Capital & Operating Costs                       $18,000
         ------------------------------------            ------------
         Total                                           $333,500
         ------------------------------------            ------------


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

           None

Item 3     DEFAULTS UPON SENIOR SECURITIES

           None

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5     OTHER INFORMATION

           The Company received its quotation on the OTC Bulletin Board on January 14, 2004. The Company's trading symbol is "BGCT".

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

                           BIG CAT MINING CORPORATION


Dated:  March 15, 2004                      Per:     /s/ Craig Christy
                                                     -------------------------
                                                         Craig Christy,
                                                         C.E.O. and Director