Form 10KSB
period 2004-04-30
BIG CAT MINING CORP
filed 2004-07-28
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2004

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

                                    Suite 810
                               1708 Dolphin Avenue
                          Kelowna, B.C. V1Y 9S4 Canada
                    (Address of principal executive offices)

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

The Issuer's revenues for its fiscal year ended April 30, 2004 were $0.00.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $335,670 as of the closing price of $0.67 per share on April 30, 2004 on the OTC Bulletin Board.

On April 30, 2004, the number of shares outstanding of the registrant's Common Stock was 1,114,000.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]
                                                                ---     ---

                                     PART I
                                    BUSINESS

Item 1.  Description of Business

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

         (a) $35,000 on or before September 1, 2004;

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

Our company currently has approximately three years in which to raise and spend the $2,333,000 required to exercise our option on the Big Cat Property. Our ability to raise financing to be applied towards qualifying exploration expenditures is dependent upon the receptiveness of the capital markets to industrial mineral projects and to the exploration results we achieve through the early phases of our project. In the first two years of our option agreement, we will be required to raise and spend $333,333. In the third and fourth years of our option agreement, we are required to raise and spend $2,000,000. This expenditure structure allows us the flexibility to seek private placement financing through the efforts of management through our start up phases. Management anticipates being able to raise the $333,333 necessary to fund expenditures on our Big Cat Property for the first two years of operations through personal, industry contacts. Management may also seek funding from potential joint venture partners who would be offered an interest in our option agreement. At such time as the Company is required to make the last two expenditures at the end of 2006 and 2007 totalling $2,000,000, management may seek the assistance of a registered broker dealer to raise financing through private placements by high net worth individuals or institutional investors. In the event we are required to make the larger payments of $666,666 and $1,333,333 on December 31, 2006 and December 31, 2007 respectively, we would seek to involve a larger, better capitalized partner. Management would not be seeking to make the December 31, 2006 and December 31, 2007 payments unless it was sufficiently encouraged by early exploration on the Big Cat Property. It is anticipated that encouraging early exploration work would attract financing and/or a well capitalized partner.

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

Item 2.  Description of Property
--------------------------------

Office Premises
---------------

We operate from our offices at Suite 810, 1708 Dolphin Avenue, Kelowna, British Columbia, V1Y 9S4, Canada. Space is provided to us on a rent free basis by Mr. Mudge, a director of the Company. We are not a party to any lease. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees. Management believes that this space will meet our needs for the foreseeable future.

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

                    Table 1.5 - BIG CAT PROPERTY CLAIM STATUS

------------- -------------- --------------------- ----------- -------------
Tenure No.    Claim Name     Expiry Date           Units       Tag No.
------------- -------------- --------------------- ----------- -------------
334360        ISK 1          2005/12/15            20          227242
------------- -------------- --------------------- ----------- -------------
334361        ISK 2          2005/12/15            20          227224
------------- -------------- --------------------- ----------- -------------
334362        ISK 3          2005/12/15            20          227243
------------- -------------- --------------------- ----------- -------------
334362        ISK 4          2005/12/15            18          227245
------------- -------------- --------------------- ----------- -------------
342825        ISK 5          2005/03/03            16          227213
------------- -------------- --------------------- ----------- -------------
343826        ISK 6          2005/03/03            16          227224
------------- -------------- --------------------- ----------- -------------
349262        Grizzly        2002/08/10            5           228114
------------- -------------- --------------------- ----------- -------------
349836        BRIL 1         2005/08/15            1           669160M
------------- -------------- --------------------- ----------- -------------
349837        BRIL 2         2005/08/15            1           669161M
------------- -------------- --------------------- ----------- -------------
349838        BRIL 3         2005/08/15            1           669162M
------------- -------------- --------------------- ----------- -------------
349839        BRIL 4         2005/08/16            1           669163M
------------- -------------- --------------------- ----------- -------------
349840        BRYS 1         2005/08/16            1           669164M
------------- -------------- --------------------- ----------- -------------
349841        BRYS 2         2005/08/16            1           669165M
------------- -------------- --------------------- ----------- -------------
349842        BRYS 3         2005/08/16            1           669200M
------------- -------------- --------------------- ----------- -------------

We will earn our 50% interest in the Big Cat Property if we make the following scheduled exploration expenditures:

         (a) $35,000 on or before September 1, 2004;

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

           Table 1.6 - Big Cat Property Mineralized Material Estimate

---------- ----------------- ------------------ ------------------ -------------------- ----------------
                                                                                              Weighted
            Resource Block                            Total                                   Average
 Section                          Tonnes             Tonnes               Grade                Grade
---------- ----------------- ------------------ ------------------ -------------------- ----------------
   A-A'           A1                 2,933                                82.74
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  A2                 8,309                                67.89
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  A3               162,265                                61.46
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  A4               160,310                                61.16
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  A5                15,640                                54.01
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  A6                 3,910                                81.93
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                                     Total             353,366                                 61.55
---------- ----------------- ------------------ ------------------ -------------------- ----------------

---------- ----------------- ------------------ ------------------ -------------------- ----------------
   B-B'           B1                14,076                                66.93
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  B2               182,988                                58.27
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  B3               165,393                                59.70
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  B4               110,262                                68.23
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  B5               166,566                                64.75
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  B6                12,903                                68.13
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  B7                12,903                                67.97
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                                     Total             665,091                                 62.46
---------- ----------------- ------------------ ------------------ -------------------- ----------------


---------- ----------------- ------------------ ------------------ -------------------- ----------------
   C-C'           C1                 7,038                                63.43
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  C2                11,730                                51.58
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  C3                42,228                                56.54
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  C4                27,370                                65.74
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  C5                 5,865                                57.46
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  C6                 7,625                                63.58
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  C7                 3,519                                83.23
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  C8                 1,760                                68.87
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  C9                43,401                                59.64
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                                     Total             150,535                                 60.20
---------- ----------------- ------------------ ------------------ -------------------- ----------------

---------- ----------------- ------------------ ------------------ -------------------- ----------------
   D-D'           D1                 6,491                                73.23
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  D2                14,467                                66.79
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  D3                 5,474                                65.17
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  D4                 1,799                                65.74
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                  D5                 1,329                                60.50
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                                     Total              29,560                                 67.56
---------- ----------------- ------------------ ------------------ -------------------- ----------------

---------- ----------------- ------------------ ------------------ -------------------- ----------------
                               Grand Total           1,198,552                                 62.03
---------- ----------------- ------------------ ------------------ -------------------- ----------------
                   Estimated Grade and Tonnage       1,198,552     tonnes @ 62.03% Wollastonite
----------------------------------------------- ------------------ -------------------------------------

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

                   Table 1.7 - Chemical & Physical Properties

------------------------------- -------------------------- -----------------
                                Typical
Chemical                        Wollastonite(1)            Big Cat(2)
------------------------------- -------------------------- -----------------
CaO                             38 - 47%                   38%
S1O2                            47 - 52%                   48%
Fe2O3                           0.15 - 1.6%                3.9%
MgO                             0.04 - 2.0%                3.45%
Al2O3                           0.08 - 3.5%                0.34%
LOI                             0.5 - 2.0%                 0.2 - 0.7%
------------------------------- -------------------------- -----------------
Physical
------------------------------- -------------------------- -----------------
pH                              9 - 11
Specific Gravity                2.8 - 3.1 g/cm3            2.8 - 3.9 g/cm3
Moisture Content                1%                         0.1%
Brightness                      90 - 93 GE                 N/A
------------------------------- -------------------------- -----------------
(1)  From Roskill Information Services
(2)  From IME testwork


Item 3.  Legal Proceedings
--------------------------

The Company is not involved in my legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

The Issuer's shares are quoted and listed for trading on the OTC.BB under symbol "BGCT". The Issuer is fully reporting.

There are an undetermined number of shareholders holding our issued common shares. The aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer was $335,670 as of the closing price of $0.67 per share on April 30, 2004 on the OTC.BB. There are no options and warrants to purchase additional common shares of the Issuer.

The Issuer does not expect to pay a dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Issuer's earnings and its cash requirements at that time.

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

We can satisfy our cash requirements for general, administrative and legal and accounting requirements for the next 12 months. We also have funds on hand to complete exploration expenditures totaling $35,000 required under our option agreement on or before September 1, 2004. The independent auditors report which accompanies our audited financial statements as at April 30, 2004 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raise doubt about our ability to continue as a going concern.

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

              Table 1.1 - Drill Hole Core Samples for Initial Work

------------------ --------------- ------------------------- -------------- ----------------- -------------------
    Composite        Drill Hole         Depth at which        Weight (g)      Wollastonite      Weighted Average
       No.              No.          Sample is Taken (ft)                      Grade (%)         Grade (1) (%)
------------------ --------------- ------------------------- -------------- ----------------- -------------------
        1               DDH1            29.95 - 31.95             808            49.44
                                        31.95 - 33.95             708            33.41               52.12
                                        33.95 - 35.95             723            53.34
                                        35.95 - 37.95             854            69.14
------------------ --------------- ------------------------- -------------- ----------------- -------------------
        2               DDH1            87.95 - 89.95             901            38.50               46.53
                                        89.95 - 91.95             950            59.14
                                        91.95 - 93.95           1,019            33.98
                                        93.95 - 95.95             848            56.00
------------------ --------------- ------------------------- -------------- ----------------- -------------------
        3               DDH1           117.95 - 119.95            951            54.93               69.36
                                       119.95 - 121.95            800            58.49
                                       121.95 - 123.95          1,101            79.30
                                       123.95 - 125.95            849            82.87
------------------ --------------- ------------------------- -------------- ----------------- -------------------
        4               DDH2            20.70 - 22.70           1,001              -                 68.27
                                        22.70 - 24.70             902            68.75
                                        24.70 - 26.70             652            80.20
                                        26.70 - 28.70           1,006            60.11
------------------ --------------- ------------------------- -------------- ----------------- -------------------

------------------ --------------- ------------------------- -------------- ----------------- -------------------
        5               DDH3            16.10 - 18.10           1,076            42.49               39.66
                                        18.10 - 20.10           1,015            25.06
                                        20.10 - 22.10             863              -
                                        22.10 - 24.10             956            51.96
------------------ --------------- ------------------------- -------------- ----------------- -------------------
        6               DDH3            52.10 - 54.10             798            72.64               64.28
                                        54.10 - 56.10           1,052            54.87
                                        56.10 - 58.10             950            75.75
                                        58.10 - 60.10             901            55.75
------------------ --------------- ------------------------- -------------- ----------------- -------------------
        7               DDH4            16.20 - 18.20           1,009            40.30               45.17
                                        18.20 - 20.20           1,046            43.50
                                        20.20 - 22.20           1,035              -
                                        22.20 - 24.20           1,005            51.79
------------------ --------------- ------------------------- -------------- ----------------- -------------------
        8               DDH4            56.20 - 58.20             956            72.68               66.62
                                        58.20 - 60.20             957            73.67
                                        60.20 - 62.20             852            78.59
                                        62.20 - 64.20           1,051            45.00
------------------ --------------- ------------------------- -------------- ----------------- -------------------
Note:  (1) Analysis by bulk chemical method.

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

Phase 1.
--------

This phase would commence in mid-2004 and be completed by the end of February 2005. This work would include a marketing study and some additional metallurgical testwork. The marketing study would allow us to determine the value ranges for the products that could be produced from the Big Cat deposit. It would also help predict the market potential and growth sectors for wollastonite. This work would likely be completed by a specialized consulting group or individual, with specialized knowledge of the wollastonite market. The estimate for this stage is $33,500.

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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

----------------------------------------------- --------------------------------
Project Management & Administration             $66,900
----------------------------------------------- --------------------------------
Geology & Mineral Reserves                      $77,100
----------------------------------------------- --------------------------------
Geotechnical                                    $16,500
----------------------------------------------- --------------------------------
Mining                                          $16,500
----------------------------------------------- --------------------------------
Marketing                                       $18,000
----------------------------------------------- --------------------------------
Metallurgy & Process Selection                  $38,500
----------------------------------------------- --------------------------------
Infrastructure                                  $23,500
----------------------------------------------- --------------------------------
Project Evaluation & Feasibility                $28,500
----------------------------------------------- --------------------------------
Environmental                                   $30,000
----------------------------------------------- --------------------------------
Capital & Operating Costs                       $18,000
----------------------------------------------- --------------------------------
Total                                           $333,500
----------------------------------------------- --------------------------------

Item 7.  Financial Statements
-------  --------------------

The audited financial statements for Big Cat Mining Corporation for the year ending April 30, 2004 are included as part of this Form 10-KSB following the signature page of this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants since our incorporation in June 19, 1997.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------------------

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

Name                Age     Position
----                ---     --------

Phil Mudge          38      Secretary, Chief Financial Officer and Director
Craig Christy       50      President, Chief Executive Officer and Director

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

Craig Christy

Mr. Christy was appointed to his positions on February 24, 2004. Mr. Christy has been a director of the Contrarian Resource Fund Limited Partnership since 2002. Contrarian is a tax assisted Canadian investment fund managed by Mavrix Mutual Funds Ltd. of Toronto, Ontario. During the period 1985 to 2000, Mr. Christy was a Senior Investment Advisor with several major brokerage firms including Nesbitt Thomson, Dean Witter, Charlton Securities, First Marathon, Correspondent Network and Odlum Brown.

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

                                       19

------------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------- -------------------------------------- ----------
                                                                              Long Term Compensation
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
                                         Annual Compensation                    Awards            Payouts
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)

------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Craig Christy,           2003/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President and Director   2004
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Phil Mudge,              2003/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary and Director   2004
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of April 30, 2004 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                     Name and Address             Amount and Nature         Percent
Title of Class       of Beneficial Owner          of Beneficial Owner       of Class
--------------       -------------------          -------------------       --------
Common Stock         Phil Mudge                   513,000 common shares     46.05%
                     Director                     Direct Ownership
                     454 Yates Road
                     Kelowna, B.C.
                     V1V 1R3

Common Stock         Craig Christy                No shares held            0%
                     Director
                     431 Curlew Drive
                     Kelowna, B.C.
                     V1W 4L2

Common Stock         All Officers and Directors   513,000 common shares     46.05%
                     as a Group


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

Exhibit
Number    Description

3.1 Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-49870) filed on June 17, 2002 incorporated herein by reference.

3.3 Bylaws as filed with the Issuer's Form 10-SB (file no. 0-49870) on June 17, 2002 incorporated herein by reference.

10.1      Mineral Option Amending Agreement

13.1      Form 10QSB for the Period ended July 31, 2003, filed on
          September 15, 2003, incorporated herein by reference.

13.2 Form 10QSB for the Period ended October 31, 2003, filed on December 12, 2003, incorporated herein by reference.

13.3 Form 10QSB for the Period ended January 31, 2004, filed on March 16, 2004, incorporated herein by reference.

31.1      Section 302 Certification by the Company's Chief Executive Officer

31.2      Section 302 Certification by the Company's Chief Financial Officer

32.1      Section 906 Certification


(B) Reports on Form 8-K

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

                                   BIG CAT MINING CORPORATION


Dated:  July 20, 2004              Per:     /s/ Phil Mudge
                                            -----------------------------------
                                            Phil Mudge,
                                            Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                   /s/ Phil Mudge
                                   -----------------------------------
                                   Phil Mudge, C.F.O. and Director


                                   July 20, 2004
                                   -----------------------------------
                                   Date

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                         Index to Financial Statements




                                                                         Page
                                                                         ----

Report of Independent Auditors..........................................  F-2

Balance Sheet at April 30, 2004.........................................  F-3

Statements of Operations for the years ended
     April 30, 2004 and 2003, and from June 17, 1997 (inception)
     through April 30, 2004.............................................  F-4

Statement of Changes in Shareholders' Equity for the period from
     June 17, 1997 (inception) through April 30, 2004...................  F-5

Statements of Cash Flows for the years ended April 30, 2004 and 2003, and from June 17, 1997 (inception) through April 30, 2004..........  F-6

Notes to Financial Statements...........................................  F-7

                         Report of Independent Auditors


To the Board of Directors
Big Cat Mining Corporation:


We have audited the accompanying balance sheet of Big Cat Mining Corporation (an exploration stage company) as of April 30, 2004, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2004 and from June 17, 1997 (inception) through April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Mining Corporation as of April 30, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2004 and from June 17, 1997 (inception) through April 30, 2004 in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since inception which raises a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck, P.C.
Denver, Colorado
July 7, 2004

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                                 Balance Sheet
                                 April 30, 2004


                                     Assets
Cash .............................................................  $  14,717
                                                                    =========


                       Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities .....................  $   2,501
                                                                    ---------

                  Total current liabilities ......................      2,501
                                                                    ---------

Commitments (Note 4) .............................................         --

Shareholders' equity (Note 3):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
       1,114,000 shares issued and outstanding ...................        111
    Additional paid-in capital ...................................    121,714
    Deficit accumulated during exploration stage .................   (109,404)
    Cumulative translation adjustment ............................       (205)
                                                                    ---------

                  Total shareholders' equity .....................     12,216
                                                                    ---------

                                                                    $  14,717
                                                                    =========


                 See accompanying notes to financial statements


                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                            Statements of Operations


                                                                              June 19, 1997
                                                      For the Years Ended      (Inception)
                                                            April 30,            Through
                                                   -------------------------     April 30,
                                                       2004         2003           2004
                                                   -----------   -----------   -----------
Costs and expenses:
    Contributed services (Note 2) ...............  $        --   $     2,650   $     5,700
    Contributed rent (Note 2) ...................           --         1,200         4,000
    Compensation and benefits ...................        6,296         7,023        13,319
    Office ......................................        7,480         3,804        11,549
    Professional fees ...........................       26,541        38,333        68,405
    Filing and transfer agent fees ..............        2,204           418         3,427
    Exploration costs ...........................           --           658         2,954
    Stock-based compensation - organization costs           --            --            50
                                                   -----------   -----------   -----------

                    Loss before income taxes ....      (42,521)      (54,086)     (109,404)

Income tax provision (Note 5) ...................           --            --            --
                                                   -----------   -----------   -----------

                    Net loss ....................  $   (42,521)  $   (54,086)  $  (109,404)
                                                   ===========   ===========   ===========

Basic and diluted loss per share ................  $     (0.04)  $     (0.05)
                                                   ===========   ===========

Weighted average common shares outstanding ......    1,114,000     1,114,000
                                                   ===========   ===========



                 See accompanying notes to financial statements


                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                                                                          Cumulative
                                                                                                         Translation
                                                                                             Deficit      Adjustment
                                                                                           Accumulated  -------------
                                                           Common Stock        Additional    During         Other
                                                     ------------------------    Paid-in   Exploration  Comprehensive
                                                        Shares     Par Value     Capital      Stage         Loss         Total
                                                     -----------   ----------   ----------  ----------   -----------  ----------
Balance at inception
    June 19, 1997 ..................................          --   $       --   $       --  $       --   $       --   $       --

June 1997, issuance of common stock
    for services, at fair value
    ($.0001 per share) (Note 2).....................     500,000           50           --          --           --           50
Net loss ...........................................          --           --           --         (50)          --          (50)
                                                      ----------   ----------   ----------  ----------   ----------   ----------

Balance at April 30, 1998 ..........................     500,000           50           --         (50)          --           --

Net loss ...........................................          --           --           --          --           --           --
                                                      ----------   ----------   ----------  ----------   ----------   ----------

Balance at April 30, 1999 ..........................     500,000           50           --         (50)          --           --

Contributed services (Note 2) ......................          --           --          500          --           --          500
Contributed rent (Note 2) ..........................          --           --          400          --           --          400
Net loss ...........................................          --           --           --        (900)          --         (900)
                                                      ----------   ----------   ----------  ----------   ----------   ----------

Balance at April 30, 2000 ..........................     500,000           50          900        (950)          --           --

Contributed services (Note 2) ......................          --           --          500          --           --          500
Contributed rent (Note 2) ..........................          --           --        1,200          --           --        1,200
Net loss ...........................................          --           --           --      (2,179)          --       (2,179)
                                                      ----------   ----------   ----------  ----------   ----------   ----------

Balance at April 30, 2001 ..........................     500,000           50        2,600      (3,129)          --         (479)





                 See accompanying notes to financial statements


                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                  Statement of Changes in Shareholders' Equity


                                                                                                          Cumulative
                                                                                                         Translation
                                                                                             Deficit      Adjustment
                                                                                           Accumulated  -------------
                                                           Common Stock        Additional    During         Other
                                                     ------------------------    Paid-in   Exploration  Comprehensive
                                                        Shares     Par Value     Capital      Stage         Loss         Total
                                                     -----------   ----------   ----------  ----------   -----------  ----------
April, 2002, sale of common stock
    (Note 3) ($.10 per share) ......................     791,000           79       79,021          --           --       79,100
April 2002, common stock subscribed
    (Note 3) ($.10 per share) ......................     323,000           32       32,268          --           --       32,300
Cancellation of common stock (Note 2) ..............    (500,000)         (50)          --          --           --          (50)
Contributed services (Note 2) ......................          --           --        2,050          --           --        2,050
Contributed rent (Note 2) ..........................          --           --        1,200          --           --        1,200
Expenses paid on behalf of Company (Note 2) ........          --           --          725          --           --          725
Net loss ...........................................          --           --           --      (9,668)          --       (9,668)
                                                      ----------   ----------   ----------  ----------   ----------   ----------

Balance at April 30, 2002 ..........................   1,114,000          111      117,864     (12,797)          --      105,178

Contributed services (Note 2) ......................          --           --        2,650          --           --        2,650
Contributed rent (Note 2) ..........................          --           --        1,200          --           --        1,200
Net loss ...........................................          --           --           --     (54,086)          --      (54,086)
                                                      ----------   ----------   ----------  ----------   ----------   ----------

Balance at April 30, 2003 ..........................   1,114,000          111      121,714     (66,883)          --       54,942

Comprehensive loss:
    Net loss .......................................          --           --           --     (42,521)          --      (42,521)
    Cumulative translation adjustment ..............          --           --           --          --         (205)        (205)
                                                                                                                      ----------
Comprehensive loss .................................          --           --           --          --           --      (42,726)
                                                      ----------   ----------   ----------  ----------   ----------   ----------

Balance at April 30, 2004 ..........................   1,114,000   $      111   $  121,714  $ (109,404)        (205)  $   12,216
                                                      ==========   ==========   ==========  ==========   ==========   ==========



                 See accompanying notes to financial statements


                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                            Statements of Cash Flows


                                                                                    June 19, 1997
                                                              For the Years Ended    (inception)
                                                                    April 30,          Through
                                                             ----------------------   April 30,
                                                                2004        2003        2004
                                                             ---------- -----------  ----------
Cash flows from operating activities:
    Net loss ..............................................  $ (42,521)  $ (54,086)  $(109,404)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Contributed services (Note 2) ...................         --       2,650       5,700
          Contributed rent (Note 2) .......................         --       1,200       4,000
          Changes in operating assets and liabilities:
                Accounts payable and accrued expenses .....     (2,619)      5,120       2,501
                                                             ---------   ---------   ---------
                      Net cash used in
                         operating activities .............    (45,140)    (45,116)    (97,203)
                                                             ---------   ---------   ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party         --          --         725
    Proceeds from the sale of common stock ................         --      32,300     111,400
                                                             ---------   ---------   ---------
                      Net cash provided by
                         financing activities .............         --      32,300     112,125
                                                             ---------   ---------   ---------

Effect of exchange rate changes on cash ...................       (205)         --        (205)
                                                             ---------   ---------   ---------

                      Net change in cash and
                         cash equivalents .................    (45,345)    (12,816)     14,717

Cash and cash equivalents:
    Beginning of period ...................................     60,062      72,878          --
                                                             ---------   ---------   ---------

    End of period .........................................  $  14,717   $  60,062   $  14,717
                                                             =========   =========   =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .......................................  $      --   $      --   $      --
                                                             =========   =========   =========
       Interest ...........................................  $      --   $      --   $      --
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at April 30, 2004.

Functional Currency

The Company's functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States ("U.S.") dollars unless Canadian dollars are specifically designated with "CAN".

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

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements



Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts payable and accrued liabilities. At April 30, 2004, the Company believes that the fair value of its financial instruments approximate their carrying values based on their terms.

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of April 30, 2004.

Foreign Currency Translation

The accounts of the Company's foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders' equity.

Earnings (Loss) per Common Share

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

At April 30, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

(2)  Related Party Transactions

An affiliate contributed office space to the Company at no charge for the period from January 1, 2000 through April 30, 2003. The use of such office space was valued in the accompanying financial statements based on rates for similar space in the local area.

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


Certain officers contributed their time and effort to the Company at no charge for the period from January 1, 2000 through April 30, 2003. The time and effort was valued in the accompanying financial statements based on prevailing rates for such labor in the local market.

During the years ended April 30, 2004 and 2003, and the period from June 19, 1997 (inception) through April 30, 2004, an affiliate paid certain costs totaling $-0-, $-0- and $725, respectively, on behalf of the Company. The costs were charged to operations with a corresponding credit to paid-in capital.

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

Exploration Funding Commitment
------------------------------
If the Company acts on the option, it is committed to incur exploration expenditures on the mining claims in accordance with the following schedule:

                                                * Amount of Commitment
                                                     Stated in
                                           ------------------------------
                  Due Date                   $CAN        or        $US
                                           ----------          ----------
September 1, 2004 ......................   $   50,000          $   36,496
December 31, 2004 ......................      100,000              72,993
December 31, 2005 ......................      350,000             255,474
December 31, 2006 ......................    1,000,000             729,927
December 31, 2007 ......................    2,000,000           1,459,854
                                            ---------           ---------
                                           $3,500,000          $2,554,744
                                           ==========          ==========

* The amount of the commitment will change in the foreseeable future, as the Agreement is stated in Canadian dollars. The exchange rate used in the above table was approximately $1.37 (Canadian) to $1.00 (US.)

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


Commitment to Make Royalty Payments
-----------------------------------
Upon commencement of production, the Company is required to pay to Spirit a three percent (3%) net smelter returns royalty per annum.

(5)  Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended April 30, 2004 and 2003:

                                                        Years Ended
                                                          April 30,
                                                   ----------------------
                                                     2004         2003
                                                   ---------    ---------
U.S. statutory federal rate .......................   15.00%       15.00%
Permanent differences .............................    0.00%       -1.07%
Net operating loss for which no tax
   benefit is currently available .................  -15.00%      -13.93%
                                                   ---------    ---------
                                                       0.00%        0.00%
                                                   =========    =========


At April 30, 2004, the Company had a net operating loss carryforward for federal income tax purposes of approximately $18,627, which was fully allowed for in the valuation allowance of $18,627. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for years ended April 30, 2004 and 2003 were $6,378 and $7,535, respectively.