Form 10QSB
period 2004-07-31
BIG CAT MINING CORP
filed 2004-09-10
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

                        Commission file Number: 000-49870

                           BIG CAT MINING CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   98-0205749
                                   ----------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                          Kelowna, B.C. V1Y 9S4 Canada
                          ----------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                                  -------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,000 common shares as at July 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           BIG CAT MINING CORPORATION


                                      INDEX

PART 1.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Balance Sheet as of July 31, 2004 (Unaudited)

                  Condensed Statements of Operations for the three months ended July 31, 2004 and 2003, and for the period from June 19, 1997 (inception)through July 31, 2004 (Unaudited)

                  Condensed Statements of Cash Flows for the three months ended July 31, 2004 and 2003, and for the period from June 19, 1997 (inception)through July 31, 2004 (Unaudited)

                  Notes to Unaudited Condensed Financial Statements

          Item 2  Plan of Operation

          Item 3  Controls and Procedures

PART II. OTHER INFORMATION

          Item 1  Legal Proceedings

          Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

          Item 3  Defaults Upon Senior Securities

          Item 4  Submission of Matters to a Vote of Security Holders

          Item 5  Other Information

          Item 6  Exhibits


          SIGNATURES

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                            Condensed Balance Sheet
                                 July 31, 2004
                                  (Unaudited)



                                     Assets
Cash .............................................................    $  11,210
                                                                      =========


                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued liabilities .....................    $   3,687
                                                                      ---------

                  Total liabilities ..............................        3,687
                                                                      ---------

Shareholders' equity:
    Common stock .................................................          111
    Additional paid-in capital ...................................      121,714
    Accumulated deficit ..........................................     (114,073)
    Cumulative translation adjustment ............................         (229)
                                                                      ---------

                  Total shareholders' equity .....................        7,523
                                                                      ---------

                                                                      $  11,210
                                                                      =========



            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)



                                                                              June 19, 1997
                                                       Three Months Ended      (Inception)
                                                              July 31,           Through
                                                   -------------------------     July 31,
                                                       2004          2003         2004
                                                   -----------   -----------   -----------
Costs and expenses:
    Contributed services (Note 2) ...............  $        --   $        --   $     5,700
    Contributed rent (Note 2) ...................           --            --         4,000
    Compensation and benefits ...................           --         2,343        13,319
    Office and miscellaneous ....................          179         1,468        11,728
    Professional fees ...........................        1,424        15,437        69,829
    Filing and transfer agent fees ..............        1,600         1,364         5,027
    Exploration costs (Note 3) ..................        1,466            --         4,420
    Stock-based compensation - organization costs           --            --            50
                                                   -----------   -----------   -----------

                    Loss before income taxes ....       (4,669)      (20,612)     (114,073)

Income tax provision (Note 4) ...................           --            --            --
                                                   -----------   -----------   -----------

                    Net loss ....................  $    (4,669)  $   (20,612)  $  (114,073)
                                                   ===========   ===========   ===========

Basic and diluted loss per share ................  $     (0.00)  $     (0.02)
                                                   ===========   ===========

Weighted average common shares outstanding ......    1,114,000     1,114,000
                                                   ===========   ===========


            See accompanying notes to condensed financial statements


                          BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                                   June 19, 1997
                                                               Three Months Ended   (inception)
                                                                    July 31,          Through
                                                             ---------------------   July 31,
                                                                2004       2003        2004
                                                             ---------   ---------   ---------
                     Net cash used in
                        operating activities ..............  $  (3,483)  $ (19,017)  $(100,686)
                                                             ---------   ---------   ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party         --          --         725
    Proceeds from the sale of common stock ................         --          --     111,400
                                                             ---------   ---------   ---------
                     Net cash provided by
                        financing activities ..............         --          --     112,125
                                                             ---------   ---------   ---------

Effect of exchange rate changes on cash ...................        (24)         --        (229)
                                                             ---------   ---------   ---------

                     Net change in cash and
                        cash equivalents ..................     (3,507)    (19,017)     11,210

Cash and cash equivalents:
    Beginning of period ...................................     14,717      60,062          --
                                                             ---------   ---------   ---------

    End of period .........................................  $  11,210   $  41,045   $  11,210
                                                             =========   =========   =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Income taxes .......................................  $      --   $      --   $      --
                                                             =========   =========   =========
       Interest ...........................................  $      --   $      --   $      --
                                                             =========   =========   =========



            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation
         ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended April 30, 2004, notes and accounting policies thereto included in the Company's annual report on Form 10-KSB as filed with the SEC.

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

Note 3: Commitments
        -----------

On September 28, 2001, the Company and Spirit Energy Corp. (formerly Whitegold Natural Resource Corp.), a British Columbia corporation, ("Spirit"), entered into an Option Agreement (the "Agreement"). Under the terms of the Agreement, Spirit granted to the Company the sole and exclusive right and option to acquire an undivided 50 percent of the right, title and interest in certain mining claims located in the Liard Mining Division of British Columbia, in exchange for agreeing to fund an exploration program and to pay to Spirit a royalty upon commencement of production. On June 18, 2004, the Company paid Spirit $1,466 ($2,000 Canadian) to extend the Agreement.

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

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


                                                * Amount of Commitment
                                                      Stated in
                                           ------------------------------
                  Due Date                   $CAN        or        $US
                                           ----------          ----------
September 1, 2004 ......................   $   50,000          $   36,496
December 31, 2004 ......................      100,000              72,993
December 31, 2005 ......................      350,000             255,474
December 31, 2006 ......................    1,000,000             729,927
December 31, 2007 ......................    2,000,000           1,459,854
         --- ----                          ----------          ----------
                                           $3,500,000          $2,554,744



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

Note 4: Income Tax
        ----------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2.  Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended July 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

              Table 1.1 - Drill Hole Core Samples for Initial Work

----------- --------------- ------------------------- -------------- --------------- -------------------
 Composite    Drill Hole         Depth at which        Weight (g)      Wollastonite    Weighted Average
    No.          No.          Sample is Taken (ft)                      Grade (%)       Grade (1) (%)
----------- --------------- ------------------------- -------------- --------------- -------------------
     1           DDH1            29.95 - 31.95             808            49.44
                                 31.95 - 33.95             708            33.41             52.12
                                 33.95 - 35.95             723            53.34
                                 35.95 - 37.95             854            69.14
----------- --------------- ------------------------- -------------- --------------- -------------------
     2           DDH1            87.95 - 89.95             901            38.50             46.53
                                 89.95 - 91.95             950            59.14
                                 91.95 - 93.95           1,019            33.98
                                 93.95 - 95.95             848            56.00
----------- --------------- ------------------------- -------------- --------------- -------------------
     3           DDH1           117.95 - 119.95            951            54.93             69.36
                                119.95 - 121.95            800            58.49
                                121.95 - 123.95          1,101            79.30
                                123.95 - 125.95            849            82.87
----------- --------------- ------------------------- -------------- --------------- -------------------
     4           DDH2            20.70 - 22.70           1,001              -               68.27
                                 22.70 - 24.70             902            68.75
                                 24.70 - 26.70             652            80.20
                                 26.70 - 28.70           1,006            60.11
----------- --------------- ------------------------- -------------- --------------- -------------------
     5           DDH3            16.10 - 18.10           1,076            42.49             39.66
                                 18.10 - 20.10           1,015            25.06
                                 20.10 - 22.10             863              -
                                 22.10 - 24.10             956            51.96
----------- --------------- ------------------------- -------------- --------------- -------------------
     6           DDH3            52.10 - 54.10             798            72.64             64.28
                                 54.10 - 56.10           1,052            54.87
                                 56.10 - 58.10             950            75.75
                                 58.10 - 60.10             901            55.75
----------- --------------- ------------------------- -------------- --------------- -------------------
     7           DDH4            16.20 - 18.20           1,009            40.30             45.17
                                 18.20 - 20.20           1,046            43.50
                                 20.20 - 22.20           1,035              -
                                 22.20 - 24.20           1,005            51.79
----------- --------------- ------------------------- -------------- --------------- -------------------
     8           DDH4            56.20 - 58.20             956            72.68             66.62
                                 58.20 - 60.20             957            73.67
                                 60.20 - 62.20             852            78.59
                                 62.20 - 64.20           1,051            45.00
----------- --------------- ------------------------- -------------- --------------- -------------------

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

           Table 1.2 - Drill Hole Core Samples for Subsequent Testwork

--------------- -------------- ---------------------- ------------------------- ------------------
 Composite No.  Drill Hole No.     Depth at Which            Weight (g)               Weighted
                                Sample is Taken (ft)                              Average Grade(1)
                                                                                        (%)
--------------- -------------- ---------------------- ------------------------- ------------------
     97-27          DDH27          8.6 m - 108.6 m     500 g at 2 m intervals          58.28%
--------------- -------------- ---------------------- ------------------------- ------------------
     97-29          DDH29         6.63 m - 96.63 m     500 g at 2 m intervals          48.76
--------------- -------------- ---------------------- ------------------------- ------------------
     97-30          DDH30         8.12 m - 114.12 m    500 g at 2 m intervals          55.49
--------------- -------------- ---------------------- ------------------------- ------------------
     97-32          DDH32         18.5 m -  28.5 m     500 g at 2 m intervals          47.12
                                  44.7 m - 107.0 m
--------------- -------------- ---------------------- ------------------------- ------------------
     97-35          DDH35         4.58 m - 74.58 m     500 g at 2 m intervals            Nd
--------------- -------------- ---------------------- ------------------------- ------------------
Note:  (1) Analysis by bulk chemical method.

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

Phase 1.
--------

This phase would commence in late 2004 and be completed by the end of February 2005. This work would include a marketing study and some additional metallurgical testwork. The marketing study would allow us to determine the value ranges for the products that could be produced from the Big Cat deposit. It would also help predict the market potential and growth sectors for wollastonite. This work would likely be completed by a specialized consulting group or individual, with specialized knowledge of the wollastonite market. The estimate for this stage is $33,500.

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

This study will also include data on pricing for the product.

The costs for this Phase are estimated as follows:

        Sample Collection (including travel)                     $ 1,600
        Metallurgical Test work                                  $ 8,500
        Marketing Study                                          $16,500
        Company General and Administrative                       $ 6,900
        Total                                                    $33,500

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

Other work will include X-Ray Diffraction (XRF) test work to determine impurity levels in the product and further optical microscopy.

Based on all of the above project capital and operating costs to a 25% accuracy would be completed followed by preliminary project economics.

The Estimated Costs for this Phase are:

        Drilling and Sampling                                   $ 73,500
        Geotechnical Work                                       $ 16,500
        Metallurgical Testwork                                  $ 30,000
        Preliminary Mine Design                                 $ 16,500
        Engineering                                             $ 60,000
        Road Design                                             $ 13,500
        Environmental                                           $ 30,000
        Company General & Administrative                        $ 60,000
        Total                                                   $300,000


Phase 3.
--------

If the exploration work confirms a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support sufficient tonnage and average grade, then additional expenditures would be warranted to proceed with a bankable feasibility study. "Bankable" means to a level of detail to facilitate lending by recognized banking institutions.

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

        Project Management & Administration                     $ 66,900
        Geology & Mineral Reserves                              $ 77,100
        Geotechnical                                            $ 16,500
        Mining                                                  $ 16,500
        Marketing                                               $ 18,000
        Metallurgy & Process Selection                          $ 38,500
        Infrastructure                                          $ 23,500
        Project Evaluation & Feasibility                        $ 28,500
        Environmental                                           $ 30,000
        Capital & Operating Costs                               $ 18,000
        Total                                                   $333,500


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


                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS

        31.1     Section 302 Certification of Chief Executive Officer
        31.2     Section 302 Certification of Chief Financial Officer
        32       Section 906 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIG CAT MINING CORPORATION


Dated:  September 10, 2004          Per:    /s/ Craig Christy
                                            ------------------------------------
                                            Craig Christy,
                                            C.E.O. and Director