Form 10QSB
period 2004-10-31
BIG CAT MINING CORP
filed 2004-12-21
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

                                    Suite 810
                               1708 Dolphin Avenue
                          Kelowna, B.C. V1Y 9S4 Canada
                     --------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                            -------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,000 common shares as at October 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [ X ]

                           BIG CAT MINING CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Balance Sheet as of October 31, 2004 (Unaudited)

                   Condensed Statements of Operations for the six months ended October 31, 2004 and 2003, and for the period from June 19, 1997
                   (inception) through October 31, 2004
                   (Unaudited)

                   Condensed Statements of Cash Flows for the six months ended October 31, 2004 and 2003, and for the period from June 19, 1997
                   (inception) through October 31, 2004
                   (Unaudited)

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

         Item 1    Legal Proceedings

         Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3    Defaults Upon Senior Securities

         Item 4    Submission of Matters to a Vote of Security Holders

         Item 5    Other Information

         Item 6    Exhibits


         SIGNATURES

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                            Condensed Balance Sheet
                                October 31, 2004
                                  (Unaudited)



                                     Assets
Cash ............................................................     $   5,238
                                                                      =========


                       Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued liabilities ....................     $     588
                                                                      ---------

                  Total liabilities .............................           588
                                                                      ---------

Shareholders' equity:
    Common stock ................................................           111
    Additional paid-in capital ..................................       121,714
    Accumulated deficit .........................................      (116,946)
    Cumulative translation adjustment ...........................          (229)
                                                                      ---------

                  Total shareholders' equity ....................         4,650
                                                                      ---------

                                                                      $   5,238
                                                                      =========


            See accompanying notes to condensed financial statements


                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)


                                                                                                               June 19, 1997
                                                        Three Months Ended            Six Months Ended          (Inception)
                                                            October 31,                  October 31,              Through
                                                    --------------------------   ---------------------------     October 31,
                                                       2004            2003          2004            2003          2004
                                                    -----------    -----------   ------------    -----------    -----------
Costs and expenses:
    Contributed services (Note 2) ...............   $        --    $        --    $        --    $        --    $     5,700
    Contributed rent (Note 2) ...................            --             --             --             --          4,000
    Compensation and benefits ...................           863          1,983            863          4,326         14,182
    Office and miscellaneous ....................           512          5,374            691          6,842         12,240
    Professional fees ...........................           958          2,973          2,382         18,410         70,787
    Filing and transfer agent fees ..............           540          1,094          2,140          2,458          5,567
    Exploration costs (Note 3) ..................            --             --          1,466             --          4,420
    Stock-based compensation - organization costs            --             --             --             --             50
                                                    -----------    -----------    -----------    -----------    -----------

                    Loss before income taxes ....        (2,873)       (11,424)        (7,542)       (32,036)      (116,946)

Income tax provision (Note 4) ...................            --             --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------

                    Net loss ....................   $    (2,873)   $   (11,424)   $    (7,542)   $   (32,036)   $  (116,946)
                                                    ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.00)   $     (0.01)   $     (0.01)   $     (0.03)
                                                    ===========    ===========    ===========    ===========

Weighted average common shares outstanding ......     1,114,000      1,114,000      1,114,000      1,114,000
                                                    ===========    ===========    ===========    ===========


            See accompanying notes to condensed financial statements


                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                                       June 19, 1997
                                                                 Six Months Ended      (inception)
                                                                    October 31,          Through
                                                              ----------------------    October 31,
                                                                 2004         2003        2004
                                                              ----------   ---------    ---------
                     Net cash used in
                        operating activities ..............   $  (9,455)   $ (33,918)   $(106,658)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party          --           --          725
    Proceeds from the sale of common stock ................          --           --      111,400
                                                              ---------    ---------    ---------
                     Net cash provided by
                        financing activities ..............          --           --      112,125
                                                              ---------    ---------    ---------

Effect of exchange rate changes on cash ...................         (24)          --         (229)
                                                              ---------    ---------    ---------

                     Net change in cash and
                        cash equivalents ..................      (9,479)     (33,918)       5,238

Cash and cash equivalents:
    Beginning of period ...................................      14,717       60,062           --
                                                              ---------    ---------    ---------

    End of period .........................................   $   5,238    $  26,144    $   5,238
                                                              =========    =========    =========


Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Income taxes .......................................   $      --    $      --    $      --
                                                              =========    =========    =========
       Interest ...........................................   $      --    $      --    $      --
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

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                                     * Amount of Commitment
                                                            Stated in
                                                 -------------------------------
                     Due Date                      $CAN        or        $US
                                                 ----------           ----------
September 1, 2004 ....................           $   50,000           $   36,496
December 31, 2004 ....................              100,000               72,993
December 31, 2005 ....................              350,000              255,474
December 31, 2006 ....................            1,000,000              729,927
December 31, 2007 ....................            2,000,000            1,459,854
                                                  ---------            ---------
                                                 $3,500,000           $2,554,744
                                                 ==========           ==========



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

Item 2.  Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended October 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

              Table 1.1 - Drill Hole Core Samples for Initial Work

--------- ------------- ---------------------- ----------- --------------- ------------------
Composite   Drill Hole       Depth at which     Weight (g)   Wollastonite    Weighted Average
   No.         No.        Sample is Taken (ft)                Grade (%)       Grade (1) (%)
--------- ------------- ---------------------- ----------- --------------- ------------------
    1          DDH1          29.95 - 31.95          808         49.44
                             31.95 - 33.95          708         33.41             52.12
                             33.95 - 35.95          723         53.34
                             35.95 - 37.95          854         69.14
--------- ------------- ---------------------- ----------- --------------- ------------------
    2          DDH1          87.95 - 89.95          901         38.50             46.53
                             89.95 - 91.95          950         59.14
                             91.95 - 93.95        1,019         33.98
                             93.95 - 95.95          848         56.00
--------- ------------- ---------------------- ----------- --------------- ------------------
    3          DDH1         117.95 - 119.95         951         54.93             69.36
                            119.95 - 121.95         800         58.49
                            121.95 - 123.95       1,101         79.30
                            123.95 - 125.95         849         82.87
--------- ------------- ---------------------- ----------- --------------- ------------------
    4          DDH2          20.70 - 22.70        1,001           -               68.27
                             22.70 - 24.70          902         68.75
                             24.70 - 26.70          652         80.20
                             26.70 - 28.70        1,006         60.11
--------- ------------- ---------------------- ----------- --------------- ------------------
    5          DDH3          16.10 - 18.10        1,076         42.49             39.66
                             18.10 - 20.10        1,015         25.06
                             20.10 - 22.10          863           -
                             22.10 - 24.10          956         51.96
--------- ------------- ---------------------- ----------- --------------- ------------------
    6          DDH3          52.10 - 54.10          798         72.64             64.28
                             54.10 - 56.10        1,052         54.87
                             56.10 - 58.10          950         75.75
                             58.10 - 60.10          901         55.75
--------- ------------- ---------------------- ----------- --------------- ------------------





--------- ------------- ---------------------- ----------- --------------- ------------------
    7          DDH4          16.20 - 18.20        1,009         40.30             45.17
                             18.20 - 20.20        1,046         43.50
                             20.20 - 22.20        1,035           -
                             22.20 - 24.20        1,005         51.79
--------- ------------- ---------------------- ----------- --------------- ------------------
    8          DDH4          56.20 - 58.20          956         72.68             66.62
                             58.20 - 60.20          957         73.67
                             60.20 - 62.20          852         78.59
                             62.20 - 64.20        1,051         45.00
--------- ------------- ---------------------- ----------- --------------- ------------------
Note:  (1) Analysis by bulk chemical method.


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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

------------------------------------------------ --------------------------
Project Management & Administration                        $66,900
------------------------------------------------ --------------------------
Geology & Mineral Reserves                                 $77,100
------------------------------------------------ --------------------------
Geotechnical                                               $16,500
------------------------------------------------ --------------------------
Mining                                                     $16,500
------------------------------------------------ --------------------------
Marketing                                                  $18,000
------------------------------------------------ --------------------------
Metallurgy & Process Selection                             $38,500
------------------------------------------------ --------------------------
Infrastructure                                             $23,500
------------------------------------------------ --------------------------
Project Evaluation & Feasibility                           $28,500
------------------------------------------------ --------------------------
Environmental                                              $30,000
------------------------------------------------ --------------------------
Capital & Operating Costs                                  $18,000
------------------------------------------------ --------------------------
Total                                                     $333,500
------------------------------------------------ --------------------------


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


                                     PART II
                                OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                            BIG CAT MINING CORPORATION


Dated:  December 15, 2004           Per:    /s/ Craig Christy
                                            ------------------------------------
                                            Craig Christy,
                                            C.E.O. and Director