Form 10QSB
period 2005-01-31
BIG CAT MINING CORP
filed 2005-03-17
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005
                                            ----------------

                        Commission file Number: 000-49870
                                                ----------

                           BIG CAT MINING CORPORATION
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         ---------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0205749
                    ----------------------------------------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                          Kelowna, B.C. V1Y 9S4 Canada
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,000 common shares as at January 31, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           BIG CAT MINING CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Balance Sheet as of January 31, 2005
          (Unaudited) .....................................................    3

          Condensed  Statements of Operations  for the nine months
          ended January 31, 2005 and 2004,  and for the period from
          June 19, 1997  (inception) through January 31, 2005
          (Unaudited) .....................................................    4

          Condensed  Statements  of Cash Flows for the nine months
          ended January 31, 2005 and 2004,  and for the period from
          June 19, 1997  (inception) through January 31, 2005
          (Unaudited) .....................................................    5

          Notes to Unaudited Condensed Financial Statements ...............    6

Item 2. Plan of Operation .................................................    8

Item 3. Controls and Procedures ...........................................   15

PART II. OTHER INFORMATION

Item 1 Legal Proceedings ..................................................   15

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds ........   15

Item 3 Defaults Upon Senior Securities ....................................   15

Item 4 Submission of Matters to a Vote of Security Holders ................   15

Item 5 Other Information ..................................................   15

Item 6 Exhibits ...........................................................   16

SIGNATURES ................................................................   16

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                             Condensed Balance Sheet
                                January 31, 2005
                                   (Unaudited)

                                     Assets
Cash ............................................................   $   3,484
                                                                    =========


                      Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable and accrued liabilities ....................   $     505
    Indebtedness to related party (Note 2) ......................       4,050
                                                                    ---------

                  Total liabilities .............................       4,555
                                                                    ---------

Shareholders' deficit:
    Common stock ................................................         111
    Additional paid-in capital ..................................     121,714
    Accumulated deficit .........................................    (122,717)
    Cumulative translation adjustment ...........................        (179)
                                                                    ---------

                  Total shareholders' deficit ...................      (1,071)
                                                                    ---------

                                                                    $   3,484
                                                                    =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)
                                                                                                              June 19, 1997
                                                                                                               (Inception)
                                                       Three Months Ended             Nine Months Ended         Through
                                                          January 31,                   January 31,            January 31,
                                                    --------------------------    --------------------------
                                                       2005           2004           2005           2004           2005
                                                    -----------    -----------    -----------    -----------    -----------
Costs and expenses:
    Contributed services (Note 2) ...............   $      --      $      --      $      --      $      --      $     5,700
    Contributed rent (Note 2) ...................          --             --             --             --            4,000
    Compensation and benefits ...................           909            823          1,772          5,149         15,091
    Office and miscellaneous ....................            26          1,900            717          8,742         12,266
    Professional fees ...........................         1,396            669          3,778         19,079         72,183
    Filing and transfer agent fees ..............           200            474          2,340          2,932          5,767
    Exploration costs (Note 3) ..................         3,240           --            4,706           --            7,660
    Stock-based compensation - organization costs          --             --             --             --               50
                                                    -----------    -----------    -----------    -----------    -----------

                    Loss before income taxes ....        (5,771)        (3,866)       (13,313)       (35,902)      (122,717)

Income tax provision (Note 4) ...................          --             --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------

                    Net loss ....................   $    (5,771)   $    (3,866)   $   (13,313)   $   (35,902)   $  (122,717)
                                                    ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.01)   $     (0.00)   $     (0.01)   $     (0.03)
                                                    ===========    ===========    ===========    ===========

Weighted average common shares outstanding ......     1,114,000      1,114,000      1,114,000      1,114,000
                                                    ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      June 19, 1997
                                                                Nine Months Ended       (inception)
                                                                   January 31,           Through
                                                              ----------------------    January 31,
                                                                 2005        2004          2005
                                                              ---------    ---------    ---------
                     Net cash used in
                         operating activities .............   $ (15,309)   $ (40,024)   $(112,512)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --           --            725
    Proceeds from loan from related party (Note 2) ........       4,050         --          4,050
    Proceeds from the sale of common stock ................        --           --        111,400
                                                              ---------    ---------    ---------
                     Net cash provided by
                         financing activities .............       4,050         --        116,175
                                                              ---------    ---------    ---------

Effect of exchange rate changes on cash ...................          26         --           (179)
                                                              ---------    ---------    ---------

                     Net change in cash and
                         cash equivalents .................     (11,233)     (40,024)       3,484

Cash and cash equivalents:
    Beginning of period ...................................      14,717       60,062         --
                                                              ---------    ---------    ---------

    End of period .........................................   $   3,484    $  20,038    $   3,484
                                                              =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .......................................   $    --      $    --      $    --
                                                              =========    =========    =========
       Interest ...........................................   $    --      $    --      $    --
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


Note 2:  Related Party
         -------------

During January 2005, an affiliate loaned the Company $4,050 for working capital. The loan does not carry an interest rate and is due on demand.


Note 3:  Commitments
         ------------

On September 28, 2001, the Company and Spirit Energy Corp. (formerly Whitegold Natural Resource Corp.), a British Columbia corporation, ("Spirit"), entered into an Option Agreement (the "Agreement"). Under the terms of the Agreement, Spirit granted to the Company the sole and exclusive right and option to acquire an undivided 50 percent of the right, title and interest in certain mining claims located in the Liard Mining Division of British Columbia, in exchange for agreeing to fund an exploration program and to pay to Spirit a royalty upon commencement of production. On June 18, 2004 and January 4, 2005, the Company paid Spirit $1,466 ($2,000 Canadian) and $3,240 ($4,000 Canadian), respectively, to extend the Agreement.

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

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                             * Amount of Commitment
                                                   Stated in
                                           ------------------------
                 Due Date                     $CAN    or     $US
                                           ----------    ----------
December 31, 2005 ......................   $  500,000    $  405,000

December 31, 2006 ......................    1,000,000       810,000

December 31, 2007 ......................    2,000,000     1,620,000
                                           ----------    ----------
                                           $3,500,000    $2,835,000
                                           ==========    ==========


     * The amount of the commitment will change in the foreseeable future, as the Agreement is stated in Canadian dollars. The exchange rate used in the above table was approximately $1.23 (Canadian) to $1.00 (US.)

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

Item 2.  Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended January 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We are a junior mineral exploration company. We have an option to acquire 50% of 14 Wollastonite Claims in the Liard Mining Division in the Province of British Columbia. We acquired our option from Spirit Energy in an arm's length transaction. To date, Spirit Energy has expended approximately $2.3 million on the Big Cat Property. We have obtained an independent review of our project from Downey and Associates which confirms that the project is worthy of further exploration. We will seek financing to complete a further $2,835,000 in exploration on the Big Cat Property which is necessary for our company to earn a 50% undivided interest.

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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

    -----------------------------------     ---------
    Project Management & Administration      $66,900
    -----------------------------------     ---------
    Geology & Mineral Reserves               $77,100
    -----------------------------------     ---------
    Geotechnical                             $16,500
    -----------------------------------     ---------
    Mining                                   $16,500
    -----------------------------------     ---------
    Marketing                                $18,000
    -----------------------------------     ---------
    Metallurgy & Process Selection           $38,500
    -----------------------------------     ---------
    Infrastructure                           $23,500
    -----------------------------------     ---------
    Project Evaluation & Feasibility         $28,500
    -----------------------------------     ---------
    Environmental                            $30,000
    -----------------------------------     ---------
    Capital & Operating Costs                $18,000
    -----------------------------------     ---------
    Total                                   $333,500
    -----------------------------------     ---------


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

Item 1    LEGAL PROCEEDINGS

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

                                            BIG CAT MINING CORPORATION


Dated:  March 16, 2005                      Per:     /s/ Craig Christy
                                                     ---------------------------
                                                     Craig Christy,
                                                     C.E.O. and Director
                                       16