Form 10KSB
period 2005-04-30
BIG CAT MINING CORP
filed 2005-07-29
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL PERIOD ENDED APRIL 30, 2005

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-49870
                                                ---------

                           BIG CAT MINING CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


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


                                 (250) 868-8177
                           --------------------------
                           (Issuer's telephone number)

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

The Issuer's revenues for its fiscal period ended April 30, 2005 were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the Issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions if the assumptions are stated.

1,114,000 common shares @ $1.51 (1) = $1,682,140

(1) Average of bid ($1.26) and ask ($1.75) closing prices on April 30, 2005 was $1.51.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

         1,114,000 common shares issued and outstanding as of July 25, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         No.

Transitional Small Business Disclosure Format (Check one):  Yes    ; No X
                                                               ---     ---

                                     PART I

Item 1.  Description of Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Big Cat" mean Big Cat Mining Corporation and our subsidiaries, unless otherwise indicated.

Overview

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

Corporate History

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

We have not been involved in any bankruptcy, receivership or similar proceedings. We have not undergone any material reclassification, merger, consolidation or sale of significant assets not in the ordinary course of business.

Our Current Business

We are a junior mineral exploration company. We have an option to acquire 50% of 14 Wollastonite Claims in the Liard Mining Division in the Province of British Columbia. We acquired our option from Spirit Energy in an arm's length transaction. To date, Spirit Energy has expended approximately $2.3 million on the Big Cat Property. We have obtained an independent review of our project from Downey and Associates which confirms that the project is worthy of further development. We will seek financing to complete a further $2,868,852 in exploration on the Big Cat Property which is necessary for our company to earn a 50% undivided interest.

We will earn our 50% interest in the Big Cat Property if we make the following scheduled exploration expenditures:

     (a) $409,836 on or before December 31, 2005;

     (b) a further $819,672 on or before December 31, 2006; and

     (c) a further $1,639,344 on or before December 31, 2007.

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

Our company currently has approximately two years in which to raise and spend the $2,868,852 required to exercise our option on the Big Cat Property. Our ability to raise financing to be applied towards qualifying exploration expenditures is dependent upon the receptiveness of the capital markets to industrial mineral projects and to the exploration results we achieve through the early phases of our project. In the first two years of our option agreement, we will be required to raise and spend $1,229,508. In the third year of our option agreement, we are required to raise and spend $1,639,344. This expenditure structure allows us the flexibility to seek private placement financing through the efforts of management through our start up phases. Management may seek funding from potential joint venture partners who would be offered an interest in our option agreement. At such time as the Company is required to make the last two expenditures at the end of 2006 and 2007 totalling $2,459,016, management may seek the assistance of a registered broker dealer to raise financing through private placements by high net worth individuals or institutional investors. In the event we are required to make the larger payments of $819,672 and $1,639,344 on December 31, 2006 and December 31, 2007 respectively, we would seek to involve a larger, better capitalized partner. Management would not be seeking to make the December 31, 2006 and December 31, 2007 payments unless it was sufficiently encouraged by early exploration on the Big Cat Property. It is anticipated that encouraging early exploration work would attract financing and/or a well capitalized partner.

Management of our company is unaware of any probable or new government regulations which will negatively impact the extraction, processing or development of commercial minerals in the Province of British Columbia in the foreseeable future. Our company will work within the Mining Act of British Columbia to develop our Big Cat property.

Description of Our Exploration Properties
-----------------------------------------

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

                    Table 1.5 - BIG CAT PROPERTY CLAIM STATUS

       Tenure No.      Claim Name     Expiry Date      Units      Tag No.
       -----------     ----------     ------------     ------     --------
       334360          ISK 1          2005/12/15       20         227242
       -----------     ----------     ------------     ------     --------
       334361          ISK 2          2005/12/15       20         227224
       -----------     ----------     ------------     ------     --------
       334362          ISK 3          2005/12/15       20         227243
       -----------     ----------     ------------     ------     --------
       334362          ISK 4          2005/12/15       18         227245
       -----------     ----------     ------------     ------     --------
       342825          ISK 5          2005/03/03       16         227213
       -----------     ----------     ------------     ------     --------
       343826          ISK 6          2005/03/03       16         227224
       -----------     ----------     ------------     ------     --------
       349262          Grizzly        2002/08/10       5          228114
       -----------     ----------     ------------     ------     --------
       349836          BRIL 1         2005/08/15       1          669160M
       -----------     ----------     ------------     ------     --------
       349837          BRIL 2         2005/08/15       1          669161M
       -----------     ----------     ------------     ------     --------
       349838          BRIL 3         2005/08/15       1          669162M
       -----------     ----------     ------------     ------     --------
       349839          BRIL 4         2005/08/16       1          669163M
       -----------     ----------     ------------     ------     --------
       349840          BRYS 1         2005/08/16       1          669164M
       -----------     ----------     ------------     ------     --------
       349841          BRYS 2         2005/08/16       1          669165M
       -----------     ----------     ------------     ------     --------
       349842          BRYS 3         2005/08/16       1          669200M
       -----------     ----------     ------------     ------     --------

We will earn our 50% interest in the Big Cat Property if we make the following scheduled exploration expenditures:

         (a) $409,836 on or before December 31, 2005;

         (b) a further $819,672 on or before December 31, 2006; and

         (c) a further $1,639,344 on or before December 31, 2007.

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

        Minimum thickness down hole for resource blocks                 6 m
        Minimum internal waste thickness down hole                      4 m
        Influence normal to holes or sections for resource blocks 15 m Mineralized material blocks are constrained by limits of wollastonite as mapped and determined from drill holes Blocks were isolated on the basis of the bi-sectional boundaries

A total of 3 separate specific gravity measurements were made by Spirit Energy. The results of this work an average of 2.91 t/m(3) was obtained for wollastonite. The specific gravity of blocks not considered being wollastonite was estimated to be 3.1 t/m(3), which is the weighted average of the garnetite and pyroxenite mean values.

Mineralogical Material Estimate

The total Indicated geological resources of the Big Cat wollastonite deposit is 1,198,552 tonnes grading 62.03%. An itemized resource calculation is tabulated below in Table 1.6. In order to comply with US SEC terminology, the Indicated Resource would be termed "Other Mineralized Material".

           Table 1.6 - Big Cat Property Mineralized Material Estimate

                                                                   Weighted
              Resource                Total                        Average
     Section  Block     Tonnes        Tonnes         Grade         Grade
------------ ---------- ------------- -------------- ------------- --------
       A-A'  A1            2,933                     82.74
------------ ---------- ------------- -------------- ------------- --------
             A2            8,309                     67.89
------------ ---------- ------------- -------------- ------------- --------
             A3          162,265                     61.46
------------ ---------- ------------- -------------- ------------- --------
             A4          160,310                     61.16
------------ ---------- ------------- -------------- ------------- --------
             A5           15,640                     54.01
------------ ---------- ------------- -------------- ------------- --------
             A6            3,910                     81.93
------------ ---------- ------------- -------------- ------------- --------
                           Total         353,366                    61.55
------------ ---------- ------------- -------------- ------------- --------

------------ ---------- ------------- -------------- ------------- --------
       B-B'  B1           14,076                     66.93
------------ ---------- ------------- -------------- ------------- --------
             B2          182,988                     58.27
------------ ---------- ------------- -------------- ------------- --------
             B3          165,393                     59.70
------------ ---------- ------------- -------------- ------------- --------
             B4          110,262                     68.23
------------ ---------- ------------- -------------- ------------- --------
             B5          166,566                     64.75
------------ ---------- ------------- -------------- ------------- --------
             B6           12,903                     68.13
------------ ---------- ------------- -------------- ------------- --------
             B7           12,903                     67.97
------------ ---------- ------------- -------------- ------------- --------
                           Total         665,091                    62.46
------------ ---------- ------------- -------------- ------------- --------

------------ ---------- ------------- -------------- ------------- --------
       C-C'  C1            7,038                     63.43
------------ ---------- ------------- -------------- ------------- --------
             C2           11,730                     51.58
------------ ---------- ------------- -------------- ------------- --------
             C3           42,228                     56.54
------------ ---------- ------------- -------------- ------------- --------
             C4           27,370                     65.74
------------ ---------- ------------- -------------- ------------- --------
             C5            5,865                     57.46
------------ ---------- ------------- -------------- ------------- --------

             C6            7,625                     63.58
------------ ---------- ------------- -------------- ------------- --------
             C7            3,519                     83.23
------------ ---------- ------------- -------------- ------------- --------
             C8            1,760                     68.87
------------ ---------- ------------- -------------- ------------- --------
             C9           43,401                     59.64
------------ ---------- ------------- -------------- ------------- --------
                           Total         150,535                    60.20
------------ ---------- ------------- -------------- ------------- --------

------------ ---------- ------------- -------------- ------------- --------
       D-D'  D1            6,491                     73.23
------------ ---------- ------------- -------------- ------------- --------
             D2           14,467                     66.79
------------ ---------- ------------- -------------- ------------- --------
             D3            5,474                     65.17
------------ ---------- ------------- -------------- ------------- --------
             D4            1,799                     65.74
------------ ---------- ------------- -------------- ------------- --------
             D5            1,329                     60.50
------------ ---------- ------------- -------------- ------------- --------
                           Total          29,560                    67.56
------------ ---------- ------------- -------------- ------------- --------
                        Grand Total    1,198,552                    62.03

          Estimated Grade and Tonnage  1,198,552 tonnes @ 62.03% Wollastonite



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

                   Table 1.7 - Chemical & Physical Properties

                                Typical
Chemical                        Wollastonite(1)            Big Cat(2)
------------------------------- -------------------------- ---------------------
CaO                             38 - 47%                   38%
S1O2                            47 - 52%                   48%
Fe2O3                           0.15 - 1.6%                3.9%
MgO                             0.04 - 2.0%                3.45%
Al2O3                           0.08 - 3.5%                0.34%
LOI                             0.5 - 2.0%                 0.2 - 0.7%
------------------------------- -------------------------- ---------------------
Physical
------------------------------- -------------------------- ---------------------
pH                              9 - 11
Specific Gravity                2.8 - 3.1 g/cm(3)          2.8 - 3.9 g/cm(3)
Moisture Content                1%                         0.1%
Brightness                      90 - 93 GE                 N/A
------------------------------- -------------------------- ---------------------
                  (1)      From Roskill Information Services
                  (2)      From IME testwork

Competitors

Vast areas of Western Canada and the U.S. Pacific Northwest have been explored and in some cases staked through mineral exploration programs. Vast areas also remain unexplored. The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest. This means that staking costs in the hundreds of dollars and a geologist's time may be all that is required. Certain phase one exploration programs can be completed with surveys and trenching which can cost as little as $4,000 to $7,000.

In effect, we are also competitive with senior companies who are doing grass roots exploration. In the event our exploration activities prove up initial findings and projected economics for development are favourable, we may be able to attract the interest of better financed industry partners to assist on a joint venture basis for infrastructure development. We are at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which we hold or may hold in the future. If we are unable to raise capital to pay for extensive exploration, we will be required to enter into joint ventures with industry partners which will result in our interest in our claims being substantially diluted.

Governmental Regulations

We are not in a business which requires government approval for principal products or services. In the event mining claims which we own or which we acquire in the future prove to host viable ore bodies, we would be required to apply for numerous government approvals in order to commence mining. All costs to obtain the necessary government approvals would be factored into technical and viability studies in advance of a decision being made to proceed with development of an ore body.

Research and Development

We have not expended any funds on research and development activities and do not expect to do so in the foreseeable future.

Employees

We currently have one part time employee, namely Craig Christy. The time spent by this employee on our business is directly proportional to our level of activity on a month to month basis.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Item 2.  Description of Property
--------------------------------

Office Premises

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

Item 3.  Legal Proceedings
--------------------------

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

                                       -12

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2005.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

Our common shares were quoted for trading on the OTC Bulletin Board on January 14, 2004 under the symbol "BGCT". The following quotations obtained from Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:


       National Association of Securities
       Dealers OTC Bulletin Board (1)
       Quarter Ended                                       High       Low
                                                           (Bid)     (Ask)
       ---------------------------------------------------------------------
       April 30, 2005                                      $1.26     $1.75
       ---------------------------------------------------------------------
       January 31, 2005                                    $1.26     $1.75
       ---------------------------------------------------------------------
       October 31, 2004                                    $1.26     $1.75
       ---------------------------------------------------------------------
       July 31, 2004                                       $1.26     $1.75
       ---------------------------------------------------------------------
       April 30, 2004                                      $1.26     $1.75
       ---------------------------------------------------------------------
       January 31, 2004 (2)                                $1.26     $1.75
       ---------------------------------------------------------------------

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We were quoted on the OTC BB on January 14, 2004.

Our common shares are issued in registered form. Nevada Agency & Trust Company Limited, Suite 880, 50 West Liberty Street, Reno, Nevada, 89501 USA, (Telephone:
775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares. On July 19, 2005, the shareholders' list of our common shares showed 27 registered shareholders and 1,114,000 shares outstanding.

Recent Sales of Unregistered Securities

During the period November 1, 2001 to April 30, 2002, we issued 1,114,000 common shares at $0.10 per share to 46 subscribers under Regulation S. None of the offerees or purchasers are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Subscribers to the offering acknowledge that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

Equity Compensation Plan Information

As at April 30, 2005, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2005.

Item 6.  Plan of Operation.
---------------------------

It is management's intent to seek new investors to increase our cash reserves which will permit us to move into Phases 2 and 3 of our work program.

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

                                       -16

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

           Table 1.2 - Drill Hole Core Samples for Subsequent Testwork

    Composite No.    Drill Hole No.         Depth at Which              Weight (g)               Weighted
                                         Sample is Taken (ft)                                Average Grade(1)
                                                                                                   (%)
----------------- --------------------- ------------------------ ------------------------- ---------------------
        97-27            DDH27              8.6 m - 108.6 m       500 g at 2 m intervals          58.28%
----------------- --------------------- ------------------------ ------------------------- ---------------------
        97-29            DDH29             6.63 m - 96.63 m       500 g at 2 m intervals          48.76
----------------- --------------------- ------------------------ ------------------------- ---------------------
        97-30            DDH30             8.12 m - 114.12 m      500 g at 2 m intervals          55.49
----------------- --------------------- ------------------------ ------------------------- ---------------------
        97-32            DDH32              18.5 m - 28.5 m       500 g at 2 m intervals          47.12
                          44.7 m - 107.0 m
----------------- --------------------- ------------------------ ------------------------- ---------------------
        97-35            DDH35             4.58 m - 74.58 m       500 g at 2 m intervals            Nd
----------------- --------------------- ------------------------ ------------------------- ---------------------

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

                    Table 1.3 - Wollastonite Recovery Results

Composite       Testwork        Mineral Grade    % Wollastonite       % Mass     % Wollastonite  %
                                % Wollastonite   Recovery Overall    Recovery    Lost in         Wollastonite
                                                                     Overall     Sliming         Lost in Gangue
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
                     1996             55               81.8            45.0           7.7             10.5
                     1996             81               84.0            68.0           11.3            4.7
   Comp 27           1997             60               85.8            51.5           4.1             10.1
   Comp 29           1997            52(2)             84.8            44.1           1.2             17.2
   Comp 30           1997             54               92.8            50.1           2.4             4.8
   Comp 32           1997             50               80.6            40.3           1.0             18.4
  1997 Comp          1997             50               77.8            58.9           5.0             17.2
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
                Average, all         57.4              83.9            48.3           4.7             11.4
--------------- --------------- ---------------- ----------------- ------------- --------------- ---------------
                Average, 1997        53.2              84.4             45            2.7             12.9
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

Phase 1.
--------

This phase would commence in late 2005 and be completed by the end of February 2006. This work would include a marketing study and some additional metallurgical testwork. The marketing study would allow us to determine the value ranges for the products that could be produced from the Big Cat deposit. It would also help predict the market potential and growth sectors for wollastonite. This work would likely be completed by a specialized consulting group or individual, with specialized knowledge of the wollastonite market. The estimate for this stage is $33,500.

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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

       Project Management & Administration       $66,900
       -----------------------------------       ---------
       Geology & Mineral Reserves                $77,100
       -----------------------------------       ---------
       Geotechnical                              $16,500
       -----------------------------------       ---------
       Mining                                    $16,500
       -----------------------------------       ---------
       Marketing                                 $18,000
       -----------------------------------       ---------
       Metallurgy & Process Selection            $38,500
       -----------------------------------       ---------
       Infrastructure                            $23,500
       -----------------------------------       ---------
       Project Evaluation & Feasibility          $28,500
       -----------------------------------       ---------
       Environmental                             $30,000
       -----------------------------------       ---------
       Capital & Operating Costs                 $18,000
       -----------------------------------       ---------
       Total                                     333,500
       -----------------------------------       ---------

Item 7.  Financial Statements
-----------------------------

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

     Report of Independent Registered Public Accounting Firm, dated July 21,
     2005

     Balance Sheet as at April 30, 2005

     Statements of Operations for the years ended April 30, 2005 and 2004, and from June 17, 1997 (inception) through April 30, 2005

     Statements of Changes in Shareholders' Equity for the period from June 17, 1997 (inception) through April 30, 2005

     Statements of Cash Flows for the years ended April 30, 2005 and 2004, and from June 17, 1997 (inception) through April 30, 2005

     Notes to the Financial Statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm ...................  F-2

Balance Sheet at April 30, 2005 ...........................................  F-3

Statements of Operations for the years ended April 30, 2005 and 2004, and from June 17, 1997 (inception) through April 30, 2005 ............  F-4

Statement of Changes in Shareholders' Equity for the period from
     June 17, 1997 (inception) through April 30, 2005 .....................  F-5

Statements of Cash Flows for the years ended April 30, 2005 and 2004, and from June 17, 1997 (inception) through April 30, 2005 ............  F-6

Notes to Financial Statements .............................................  F-8

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Big Cat Mining Corporation:


We have audited the accompanying balance sheet of Big Cat Mining Corporation (an exploration stage company) as of April 30, 2005, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2005 and from June 19, 1997 (inception) through April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Mining Corporation as of April 30, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2005 and from June 19, 1997 (inception) through April 30, 2005 in conformity with auditing standards generally accepted in the United States of America.

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



/s/ Cordovano and Honeck LLP
----------------------------
Cordovano and Honeck LLP
Denver, Colorado
July 21, 2005

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                                  Balance Sheet
                                 April 30, 2005


                                     Assets

Cash .............................................................   $   3,146
                                                                     =========


                       Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities .....................   $   2,576
    Indebtedness to related party (Note 2) .......................      11,467
                                                                     ---------

                  Total current liabilities ......................      14,043
                                                                     ---------

Commitments (Note 4) .............................................        --

Shareholders' equity (Note 3):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
       1,114,000 shares issued and outstanding ...................         111
    Additional paid-in capital ...................................     121,714
    Deficit accumulated during exploration stage .................    (132,543)
    Cumulative translation adjustment ............................        (179)
                                                                     ---------

                  Total shareholders' equity .....................     (10,897)
                                                                     ---------

                                                                     $   3,146
                                                                     =========

                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                            Statements of Operations
                                                                                 June 19, 1997
                                                                                  (Inception)
                                                       For the Years Ended          Through
                                                            April 30,              April 30,
                                                    --------------------------
                                                       2005           2004           2005
                                                    -----------    -----------    -----------
Costs and expenses:
    Contributed services (Note 2) ...............   $      --      $      --      $     5,700
    Contributed rent (Note 2) ...................          --             --            4,000
    Compensation and benefits ...................         2,851          6,296         16,170
    Office ......................................           258          7,480         11,807
    Professional fees ...........................         8,049         26,541         76,454
    Filing and transfer agent fees ..............         1,685          2,204          5,112
    Mineral option fees .........................        10,296           --           13,250
    Stock-based compensation - organization costs          --             --               50
                                                    -----------    -----------    -----------

                    Loss before income taxes ....       (23,139)       (42,521)      (132,543)

Income tax provision (Note 5) ...................          --             --             --
                                                    -----------    -----------    -----------

                    Net loss ....................   $   (23,139)   $   (42,521)   $  (132,543)
                                                    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.02)   $     (0.04)
                                                    ===========    ===========

Weighted average common shares outstanding ......     1,114,000      1,114,000
                                                    ===========    ===========



                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                  Statement of Changes in Shareholders' Equity


                                                                                                        Cumulative
                                                                                                        Translation
                                                                                                        Adjustment
                                                                                           Deficit     --------------
                                                                                         Accumulated      Other
                                                     Common Stock          Additional       During     Comprehensive
                                                ------------------------    Paid-in      Exploration
                                                  Shares       Par Value    Capital         Stage         Loss             Total
                                                -----------    --------    -----------   -----------   -----------      -----------
Balance at inception

    June 19, 1997 .........................            --      $   --      $      --     $      --     $      --        $      --

June 1997, issuance of common stock
    for services, at fair value
    ($.0001 per share) (Note 2)..............       500,000          50           --            --            --                 50
Net loss ....................................          --          --             --             (50)         --                (50)
                                                -----------    --------    -----------   -----------   -----------      -----------

Balance at April 30, 1998 ...................       500,000          50           --             (50)         --               --

Net loss ....................................          --          --             --            --            --               --
                                                -----------    --------    -----------   -----------   -----------      -----------

Balance at April 30, 1999 ...................       500,000          50           --             (50)         --               --

Contributed services (Note 2) ...............          --          --              500          --            --                500
Contributed rent (Note 2) ...................          --          --              400          --            --                400
Net loss ....................................          --          --             --            (900)         --               (900)
                                                -----------    --------    -----------   -----------   -----------      -----------

Balance at April 30, 2000 ...................       500,000          50            900          (950)         --               --

Contributed services (Note 2) ...............          --          --              500          --            --                500
Contributed rent (Note 2) ...................          --          --            1,200          --            --              1,200
Net loss ....................................          --          --             --          (2,179)         --             (2,179)
                                                -----------    --------    -----------   -----------   -----------      -----------

Balance at April 30, 2001 ...................       500,000          50          2,600        (3,129)         --               (479)

April, 2002, sale of common stock
    (Note 3) ($.10 per share) ...............       791,000          79         79,021          --            --             79,100
April 2002, common stock subscribed
    (Note 3) ($.10 per share) ...............       323,000          32         32,268          --            --             32,300
Cancellation of common stock (Note 2) .......      (500,000)        (50)          --            --            --                (50)
Contributed services (Note 2) ...............          --          --            2,050          --            --              2,050
Contributed rent (Note 2) ...................          --          --            1,200          --            --              1,200
Expenses paid on behalf of Company (Note 2) .          --          --              725          --            --                725
Net loss ....................................          --          --             --          (9,668)         --             (9,668)
                                                -----------    --------    -----------   -----------   -----------      -----------

Balance at April 30, 2002 ...................     1,114,000         111        117,864       (12,797)         --            105,178

Contributed services (Note 2)  ..............          --          --            2,650          --            --              2,650


                 See accompanying notes to financial statements


                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                  Statement of Changes in Shareholders' Equity

                                    Continued

                                                                                                        Cumulative
                                                                                                        Translation
                                                                                                        Adjustment
                                                                                           Deficit     --------------
                                                                                         Accumulated      Other
                                                     Common Stock          Additional       During     Comprehensive
                                                ------------------------    Paid-in      Exploration
                                                  Shares       Par Value    Capital         Stage         Loss             Total
                                                -----------    --------    -----------   -----------   -----------      -----------

Contributed rent (Note 2) ...................          --          --            1,200          --            --              1,200
Net loss ....................................          --          --             --         (54,086)         --            (54,086)
                                                -----------    --------    -----------   -----------   -----------      -----------

Balance at April 30, 2003 ...................     1,114,000         111        121,714       (66,883)         --             54,942

Comprehensive loss:
    Net loss ................................          --          --             --         (42,521)         --            (42,521)
    Cumulative translation adjustment .......          --          --             --            --            (205)            (205)
                                                                                                                        -----------
Comprehensive loss ..........................          --          --             --            --            --            (42,726)
                                                -----------    --------    -----------   -----------   -----------      -----------

Balance at April 30, 2004 ...................     1,114,000         111        121,714      (109,404)         (205)          12,216

Comprehensive loss:
    Net loss ................................          --          --             --         (23,139)         --            (23,139)
    Cumulative translation adjustment .......          --          --             --            --              26               26
                                                                                                                        -----------
                                                                                                                        -----------
Comprehensive loss ..........................          --          --             --            --            --            (23,113)
                                                -----------    --------    -----------   -----------   -----------      -----------

Balance at April 30, 2005 ...................     1,114,000    $    111    $   121,714   $  (132,543)  $      (179)     $   (10,897)
                                                ===========    ========    ===========   ===========   ===========      ===========




                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                      June 19, 1997
                                                                For the Years Ended    (inception)
                                                                     April 30,           Through
                                                              ----------------------     April 30,
                                                                 2005         2004         2005
                                                              ---------    ---------    ---------
Cash flows from operating activities:
    Net loss ..............................................   $ (23,139)   $ (42,521)   $(132,543)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Contributed services (Note 2) ...................        --           --          5,700
          Contributed rent (Note 2) .......................        --           --          4,000
          Changes in operating assets and liabilities:
                Accounts payable and accrued expenses .....          75       (2,619)       2,576
                                                              ---------    ---------    ---------
                      Net cash used in
                         operating activities .............     (23,064)     (45,140)    (120,267)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --           --            725
    Proceeds from working capital advances (Note 2) .......      11,467         --         11,467
    Proceeds from the sale of common stock ................        --           --        111,400
                                                              ---------    ---------    ---------
                      Net cash provided by
                         financing activities .............      11,467         --        123,592
                                                              ---------    ---------    ---------

Effect of exchange rate changes on cash ...................          26         (205)        (179)
                                                              ---------    ---------    ---------

                      Net change in cash and
                         cash equivalents .................     (11,571)     (45,345)       3,146

Cash and cash equivalents:
    Beginning of period ...................................      14,717       60,062         --
                                                              ---------    ---------    ---------

    End of period .........................................   $   3,146    $  14,717    $   3,146
                                                              =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .......................................   $    --      $    --      $    --
                                                              =========    =========    =========
       Interest ...........................................   $    --      $    --      $    --
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

In the course of its exploration activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company plans to finance its operations, in the short-term, with stock sales, and, in the longer term, with revenues from the sale of minerals. Inherent in the Company's business, however, are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the limited success of start-up mining companies. The Company's ability to continue as a going concern is dependent upon successful completion of additional financings and ultimately, upon achieving profitable operations. The Company's future success will be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery in a timely and cost-effective basis.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at April 30, 2005.

Functional Currency

The Company's functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States ("U.S.") dollars unless Canadian dollars are specifically designated with "CAN".

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


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

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts payable and accrued liabilities. At April 30, 2005, the Company believes that the fair value of its financial instruments approximate their carrying values based on their terms.

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of April 30, 2005.

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

At April 30, 2005, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. Should the Company become a public company, it will be required to adopt SFAS 123R at that time or January 1, 2006, which ever is later. The Standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested potion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At April 30, 2005, the Company had no unvested options.

(2)  Related Party Transactions

RD Capital, Inc. (RD Capital"), an affiliate under common control, advanced the Company $11,467 for working capital during the year ended April 30, 2005. The advances are interest free and are due on demand. The advances are included in the financial statements as "Indebtedness to related party". Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

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

(3)  Shareholders' Equity

Private Offering
The Company commenced an offering, pursuant to an exemption from registration requirements under Regulation S of the Securities Act of 1933, in December 2001 and closed such offering in April 2002. The Company received $111,400 in offering proceeds from the sale of 1,114,000 shares of its common stock at a price of $.10 per share.

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


(4)  Commitments

On September 28, 2001, the Company and Canadian Spirit Resources, Inc. ("Spirit") (formerly Spirit Energy Corp.), a British Columbia corporation, entered into an Option Agreement (the "Agreement"). Under the terms of the Agreement, Spirit granted to the Company the sole and exclusive right and option to acquire an undivided 50 percent of the right, title and interest in certain mining claims located in the Liard Mining Division of British Columbia, in exchange for agreeing to fund an exploration program and to pay to Spirit a royalty upon commencement of production. During the year ended April 30, 2005, the Company paid Spirit $4,706 to extend the Agreement and additional $5,590 for mineral claim rental fees.

Exploration Funding Commitment
If the Company acts on the option, it is committed to incur exploration expenditures on the mining claims in accordance with the following schedule:

                                           * Amount of Commitment
                                                  Stated in
                                    -------------------------------------
     Due Date                             $CAN       or       $US
                                    -----------------   -----------------
December 31, 2005                          $ 500,000           $ 396,825
December 31, 2006                          1,000,000             793,651
December 31, 2007                          2,000,000           1,587,302
                                    -----------------   -----------------
                                         $ 3,500,000         $ 2,777,778
                                    =================   =================

Commitment to Make Royalty Payments

Upon commencement of production, the Company is required to pay to Spirit a three percent (3%) net smelter returns royalty per annum.

(5)  Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended April 30, 2005 and 2004:

                                            Years Ended
                                              April 30,
                                     -------------------------
                                         2005         2004
                                     ------------  -----------
U.S. statutory federal rate               15.00%       15.00%
Permanent differences                      0.00%        0.00%
Net operating loss for which no tax
   benefit is currently available        -15.00%      -15.00%
                                     ------------  -----------
                                           0.00%        0.00%
                                     ============  ===========

At April 30, 2005, deferred taxes consisted of a net tax asset of $22,098, due to operating loss carryforwards of $122,843, which was fully allowed for in the valuation allowance of $22,098. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for years ended April 30, 2005 and 2004 were $3,471 and $6,378, respectively. Net operating loss carryforwards will expire through 2025.

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

We have had no changes in or disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants for the fiscal period ended April 30, 2005.

Item 8A.  Controls and Procedures
---------------------------------

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------------------------------

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

                      Position Held                           Date First Elected
Name                  With the Company                  Age    or Appointed

-------------         ------------------------------    ---   ------------------
Craig Christy         President, C.E.O. and Director    51    February 24, 2004
Phil Mudge            C.F.O., Secretary and Director    39    August 1, 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Craig Christy - President, C.E.O and Director

Mr. Christy was appointed to his positions on February 24, 2004. Mr. Christy was a director of the Contrarian Resource Fund Limited Partnership from 2002 to March, 2004. Contrarian was a tax assisted Canadian investment fund managed by Mavrix Mutual Funds Ltd. of Toronto, Ontario. During the period 1985 to 2000, Mr. Christy was a Senior Investment Advisor with several major brokerage firms including Nesbitt Thomson, Dean Witter, Charlton Securities, First Marathon, Correspondent Network and Odlum Brown.

Phil Mudge - C.F.O., Secretary and Director

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

Family Relationships

There are no family relationships among our directors and officers

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended April 30, 2005. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended April 30, 2005 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2004/2005, there were no meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2005, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective July 1, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.   compliance with applicable governmental laws, rules and regulations;

4. the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.   accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Big Cat Mining Corporation, Suite 810, 1708 Dolphin Avenue, Kelowna, B.C., V1Y 9S4.

Item 10.  Executive Compensation
--------------------------------

No other executive officer of our company received annual salary and bonus in excess of $100,000 for the year ended April 30, 2005.

                                      -26-

                           SUMMARY COMPENSATION TABLE
                                                                             Long Term Compensation
-------------------------------------------------------------------- --------------------------------------- ----------
                                         Annual Compensation                   Awards            Payouts
---------------------------------- --------------------------------- --------------------------- ----------- ----------
           (a)              (b)       (c)        (d)        (e)          (f)           (g)          (h)         (i)
-------------------------- ------- ----------- -------- ------------ ------------ -------------- ----------- ----------
                                                           Other                                                All
                                                          Annual     Restricted    Securities                  Other
    Name and Principle                                     Comp-        Stock      Underlying       LTIP       Comp-
         Position                    Salary     Bonus    ensation     Award(s)     Option/SARs    Payouts    ensation
                            Year      ($)        ($)        ($)          ($)           (#)          ($)         ($)

-------------------------- ------- ----------- -------- ------------ ------------ -------------- ----------- ----------
Craig Christy,             2004      $0.00      $0.00      $0.00        $0.00           0          $0.00       $0.00
President, C.E.O.          2005      $0.00      $0.00      $0.00        $0.00           0          $0.00       $0.00
and Director
-------------------------- ------- ----------- -------- ------------ ------------ -------------- ----------- ----------
Phil Mudge,                2004      $0.00      $0.00      $0.00        $0.00           0          $0.00       $0.00
C.F.O., Secretary          2005      $0.00      $0.00      $0.00        $0.00           0          $0.00       $0.00
and Director
-------------------------- ------- ----------- -------- ------------ ------------ -------------- ----------- ----------

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended April 30, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
----------------------------------------------------------------------------

The following table sets forth, as of July 25, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                 Name and Address                  Amount and Nature    Percent
Title of Class   of Beneficial Owner               of Beneficial Owner  of Class
--------------   ------------------------------    -------------------  --------
Common           Craig Christy                     No shares held           0%
                 President, C.E.O. and Director
                 431 Curlew Drive
                 Kelowna, B.C.
                 V1W 4L2

Common           Phil Mudge                        513,000 shares held      46%
                 C.F.O., Secretary and Director    Direct Ownership
                 454 Yates Road
                 Kelowna, B.C.
                 V1V 1R3

Common           Management as a                   513,000 shares           46%
                 Group (two directors and two      Direct Ownership
                 officers)

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits
------------------

Exhibits required by Item 601 of Regulation S-B:


Exhibit
Number          Description
----------      ----------------------------------------------------------------
(3)             (i) Articles of Incorporation; and (ii) Bylaws

3.1 Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-49870) filed on June 17, 2002 incorporated herein by reference.

3.2 Bylaws as filed with the Issuer's Form 10-SB (file no. 0-49870) on June 17, 2002 incorporated herein by reference.


(14)            Code of Ethics

14.1*           Code of Business Conduct and Ethics


(31)            Rule 13a-14(a)/15d-14(a) Certifications

31.1*           Section 302 Certification under Sarbanes-Oxley Act of 2002 of
                Craig Christy

31.2*           Section 302 Certification under Sarbanes-Oxley Act of 2002 of
                Phil Mudge


(32)            Section 1350 Certifications

32.1*           Section 906 Certification under Sarbanes-Oxley Act of 2002

       * Filed herewith.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

Audit Fees

For the period ended April 30, 2005, the aggregate fees billed by Cordovano & Honeck, P.C. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $4,000. For the fiscal year ended April 30, 2004, the aggregate fees billed by Cordovano & Honeck, P.C. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $3,900.

Audit Related Fees

For the period ended April 30, 2005, the aggregate fees billed for assurance and related services by Cordovano & Honeck, P.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.00. For the fiscal year ended April 30, 2004, the aggregate fees billed for assurance and related services by Cordovano & Honeck, P.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.00.

Tax Fees

For the period ended April 30, 2005, the aggregate fees billed by Cordovano & Honeck, P.C. for other non-audit professional services, other than those services listed above, totalled $0.00. For the fiscal year ended April 30, 2004, the aggregate fees billed by Cordovano & Honeck, P.C. for other non-audit professional services, other than those services listed above, totalled $0.00.

We do not use Cordovano & Honeck, P.C. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Cordovano & Honeck, P.C. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Cordovano & Honeck, P.C. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     - approved by our audit committee (which consists of our entire board of directors); or

     - entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Cordovano & Honeck, P.C. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Cordovano & Honeck, P.C.'s independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIG CAT MINING CORPORATION


Dated:  July 27, 2005                Per:     /s/ Craig Christy
                                              -------------------------------
                                              Craig Christy,
                                              President, C.E.O. and Director
                                              (Principal Executive Officer)


Dated:  July 27, 2005                Per:     /s/ Phil Mudge
                                              -------------------------------
                                              Phil Mudge,
                                              C.F.O., Secretary and Director
                                              (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  July 27, 2005                Per:     /s/ Craig Christy
                                              -------------------------------
                                              Craig Christy,
                                              President, C.E.O. and Director
                                              (Principal Executive Officer)


Dated:  July 27, 2005                Per:     /s/ Phil Mudge
                                              -------------------------------
                                              Phil Mudge,
                                              C.F.O., Secretary and Director
                                              (Principal Financial Officer)