Form 10QSB
period 2005-07-31
BIG CAT MINING CORP
filed 2005-09-14
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

                        Commission file Number: 000-49870
                                                ---------

                           BIG CAT MINING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0205749
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)
                     ---------------------------------------

                                    Suite 810
                               1708 Dolphin Avenue
                          Kelowna, B.C. V1Y 9S4 Canada
                     ---------------------------------------
                    (Address of principal executive offices)
8
                                  (250)868-8177
                          -----------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,000 common shares as at September 13, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           BIG CAT MINING CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Balance Sheet as of July 31, 2005 (Unaudited) .....    3

            Condensed Statements of Operations for the three months ended
            July 31, 2005 and 2004, and for the period from June 19, 1997
            (inception) through July 31, 2005 (Unaudited) ...............    4

            Condensed Statements of Cash Flows for the three months ended
            July 31, 2005 and 2004, and for the period from June 19, 1997
            (inception) through July 31, 2005 (Unaudited) ...............    5

            Notes to Unaudited Condensed Financial Statements ...........    7

    Item 2  Plan of Operation ...........................................    8


    Item 3  Controls and Procedures .....................................   16


PART II. OTHER INFORMATION

    Item 1  Legal Proceedings ...........................................   16

    Item 2  Unregistered Sales of Equity Securities and Use of Proceeds .   16

    Item 3  Defaults Upon Senior Securities .............................   17

    Item 4  Submission of Matters to a Vote of Security Holders .........   17

    Item 5  Other Information ...........................................   17

    Item 6  Exhibits ....................................................   17


SIGNATURES ..............................................................   17

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                             Condensed Balance Sheet
                                  July 31, 2005
                                   (Unaudited)


                                     Assets
Cash ......................................................   $   8,103
                                                              =========


                      Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable and accrued liabilities ..............   $   4,220
    Indebtedness to related party (Note 2) ................      18,870
                                                              ---------

                  Total liabilities .......................      23,090
                                                              ---------

Shareholders' deficit:
    Common stock ..........................................         111
    Additional paid-in capital ............................     121,714
    Accumulated deficit ...................................    (136,642)
    Cumulative translation adjustment .....................        (170)
                                                              ---------

                  Total shareholders' deficit .............     (14,987)
                                                              ---------

                                                              $   8,103
                                                              =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                 June 19, 1997
                                                        Three Months Ended        (Inception)
                                                             July 31,               Through
                                                    --------------------------      July 31,
                                                        2005          2004           2005
                                                    -----------    -----------    -----------
Costs and expenses:
    Contributed services (Note 2) ...............   $      --      $      --      $     5,700
    Contributed rent (Note 2) ...................          --             --            4,000
    Compensation and benefits ...................         1,148           --           17,318
    Office and miscellaneous ....................            60            179         11,867
    Professional fees ...........................           500          1,424         76,954
    Filing and transfer agent fees ..............         1,200          1,600          6,312
    Mineral option fees (Note 3) ................         1,191          1,466         14,441
    Stock-based compensation - organization costs          --             --               50
                                                    -----------    -----------    -----------

                    Loss before income taxes ....        (4,099)        (4,669)      (136,642)

Income tax provision (Note 4) ...................          --             --             --
                                                    -----------    -----------    -----------

                    Net loss ....................   $    (4,099)   $    (4,669)   $  (136,642)
                                                    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.00)   $     (0.00)
                                                    ===========    ===========

Weighted average common shares outstanding ......     1,114,000      1,114,000
                                                    ===========    ===========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                      June 19, 1997
                                                                  Three Months Ended    (inception)
                                                                       July 31,          Through
                                                              -----------------------    July 31,
                                                                 2005         2004         2005
                                                              ---------    ---------    ---------
Liabilities and Shareholders' Deficit

                     Net cash used in
                         operating activities .............   $  (2,455)   $  (3,483)   $(122,722)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --           --            725
    Proceeds from loan from related party (Note 2) ........       7,403         --         18,870
    Proceeds from the sale of common stock ................        --           --        111,400
                                                              ---------    ---------    ---------
                     Net cash provided by
                         financing activities .............       7,403         --        130,995
                                                              ---------    ---------    ---------

Effect of exchange rate changes on cash ...................           9          (24)        (170)
                                                              ---------    ---------    ---------

                     Net change in cash and
                         cash equivalents .................       4,957       (3,507)       8,103

Cash and cash equivalents:
    Beginning of period ...................................       3,146       14,717         --
                                                              ---------    ---------    ---------

    End of period .........................................   $   8,103    $  11,210    $   8,103
                                                              =========    =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Income taxes .......................................   $    --      $    --      $    --
                                                              =========    =========    =========
       Interest ...........................................   $    --      $    --      $    --
                                                              =========    =========    =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended April 30, 2005, notes and accounting policies thereto included in the Company's annual report on Form 10-KSB as filed with the SEC.

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

Note 2: Related Party

RD Capital, Inc. (RD Capital"), an affiliate under common control, advanced the Company $11,467 for working capital during the year ended April 30, 2005. RD Capital advanced the Company an additional $7,403 during the three months ended July 31, 2005, increasing the obligation owed to RD Capital to $18,870. The advances are interest free and are due on demand. The advances are included in the financial statements as "Indebtedness to related party". Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

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

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 3: Commitments

On September 28, 2001, the Company and Canadian Spirit Resources, Inc. ("Spirit") (formerly Spirit Energy Corp.), a British Columbia corporation, entered into an Option Agreement (the "Agreement"). Under the terms of the Agreement, Spirit granted to the Company the sole and exclusive right and option to acquire an undivided 50 percent of the right, title and interest in certain mining claims located in the Liard Mining Division of British Columbia, in exchange for agreeing to fund an exploration program and to pay to Spirit a royalty upon commencement of production. During the three months ended July 31, 2005, the Company paid Spirit $1,191 for mineral claim rental fees.

Exploration Funding Commitment
------------------------------
If the Company acts on the option, it is committed to incur exploration expenditures on the mining claims in accordance with the following schedule:

                           * Amount of Commitment
                                   Stated in
                            ----------------------
           Due Date          $CAN    or     $US
                           ----------   ----------
       December 31, 2005   $  500,000   $  405,000
       December 31, 2006    1,000,000      810,000
       December 31, 2007    2,000,000    1,620,000
                           ----------   ----------
                           $3,500,000   $2,835,000
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

Item 2.  Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended July 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

We can satisfy our cash requirements for general, administrative and legal and accounting requirements for the next 12 months. The independent auditors report which accompanies our audited financial statements as at April 30, 2005 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raise doubt about our ability to continue as a going concern.

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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

    --------------------------------------     -------------------
    Project Management & Administration           $66,900
    --------------------------------------     -------------------
    Geology & Mineral Reserves                    $77,100
    --------------------------------------     -------------------
    Geotechnical                                  $16,500
    --------------------------------------     -------------------
    Mining                                        $16,500
    --------------------------------------     -------------------
    Marketing                                     $18,000
    --------------------------------------     -------------------
    Metallurgy & Process Selection                $38,500
    --------------------------------------     -------------------
    Infrastructure                                $23,500
    --------------------------------------     -------------------
    Project Evaluation & Feasibility              $28,500
    --------------------------------------     -------------------
    Environmental                                 $30,000
    --------------------------------------     -------------------
    Capital & Operating Costs                     $18,000
    --------------------------------------     -------------------
    Total                                        $333,500
    --------------------------------------     -------------------


Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being July 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                           BIG CAT MINING CORPORATION


Dated:  September 13, 2005          Per:    /s/ Craig Christy
                                            ------------------------------------
                                            Craig Christy,
                                            C.E.O. and Director