Form 10QSB
period 2005-10-31
BIG CAT MINING CORP
filed 2005-12-13
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005
                                            ----------------

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

                                   98-0205749
                     --------------------------------------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                          Kelowna, B.C. V1Y 9S4 Canada
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                      -------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,000 common shares as at December 7, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).              (check one):  Yes [ X ]    No [  ]

                           BIG CAT MINING CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet as of October
                  31, 2005 (Unaudited)

                  Condensed Statements of Operations for the three and six months ended October 31, 2005 and 2004, and for the period from June 19, 1997 (inception) through October 31, 2005 (Unaudited)

                  Condensed Statements of Cash Flows for the six months ended October 31, 2005 and 2004, and for the period from June 19, 1997
                  (inception) through October 31, 2005
                  (Unaudited)

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

         Item 1   Legal Proceedings

         Item 2   Unregistered Sales of Equity Securities and
                  Use of Proceeds

         Item 3   Defaults Upon Senior Securities

         Item 4   Submission of Matters to a Vote of Security Holders

         Item 5   Other Information

         Item 6   Exhibits


         SIGNATURES

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                             Condensed Balance Sheet
                                October 31, 2005
                                   (Unaudited)

                                     Assets
Cash ............................................................   $   5,676
                                                                    =========


                      Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable and accrued liabilities ....................   $     503
    Indebtedness to related party (Note 2) ......................      25,519
                                                                    ---------

                  Total liabilities .............................      26,022
                                                                    ---------

Shareholders' deficit:
    Common stock ................................................         111
    Additional paid-in capital ..................................     121,714
    Accumulated deficit .........................................    (142,092)
    Cumulative translation adjustment ...........................         (79)
                                                                    ---------

                  Total shareholders' deficit ...................     (20,346)
                                                                    ---------

                                                                    $   5,676
                                                                    =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                            (Unaudited)
                                                                                                              June 19, 1997
                                                       Three Months Ended              Six Months Ended        (Inception)
                                                           October 31,                    October 31,           Through
                                                    ---------------------------     ------------------------   October 31,
                                                       2005           2004           2005           2004           2005
                                                    -----------    -----------    -----------    -----------    -----------
Costs and expenses:
    Contributed services (Note 2) ...............   $      --      $      --      $      --      $      --      $     5,700
    Contributed rent (Note 2) ...................          --             --             --             --            4,000
    Compensation and benefits ...................         1,201            863          2,349            863         18,519
    Office and miscellaneous ....................           434            512            494            691         12,301
    Professional fees ...........................         3,690            958          4,190          2,382         80,644
    Filing and transfer agent fees ..............           125            540          1,325          2,140          6,437
    Exploration costs (Note 3) ..................          --             --            1,191          1,466         14,441
    Stock-based compensation - organization costs          --             --             --             --               50
                                                    -----------    -----------    -----------    -----------    -----------

                    Loss before income taxes ....        (5,450)        (2,873)        (9,549)        (7,542)      (142,092)

Income tax provision (Note 4) ...................          --             --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------

                    Net loss ....................   $    (5,450)   $    (2,873)   $    (9,549)   $    (7,542)   $  (142,092)
                                                    ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                                    ===========    ===========    ===========    ===========

Weighted average common shares outstanding ......     1,114,000      1,114,000      1,114,000      1,114,000
                                                    ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                       June 19, 1997
                                                                 Six Months Ended       (inception)
                                                                   October 31,           Through
                                                              ----------------------    October 31,
                                                                2005         2004         2005
                                                              ---------    ---------    ---------
Liabilities and Shareholders' Deficit

                     Net cash used in
                         operating activities .............   $ (11,622)   $  (9,455)   $(131,889)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --           --            725
    Proceeds from loan from related party (Note 2) ........      14,052         --         25,519
    Proceeds from the sale of common stock ................        --           --        111,400
                                                              ---------    ---------    ---------
                     Net cash provided by
                         financing activities .............      14,052         --        137,644
                                                              ---------    ---------    ---------

Effect of exchange rate changes on cash ...................         100          (24)         (79)
                                                              ---------    ---------    ---------

                     Net change in cash and
                         cash equivalents .................       2,530       (9,479)       5,676

Cash and cash equivalents:
    Beginning of period ...................................       3,146       14,717         --
                                                              ---------    ---------    ---------

    End of period .........................................   $   5,676    $   5,238    $   5,676
                                                              =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Income taxes .......................................   $    --      $    --      $    --
                                                              =========    =========    =========
       Interest ...........................................   $    --      $    --      $    --
                                                              =========    =========    =========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation
------------------------------

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

Note 2: Related Party
---------------------

RD Capital, Inc. (RD Capital"), an affiliate under common control, advanced the Company $11,467 for working capital during the year ended April 30, 2005. RD Capital advanced the Company an additional $14,052 during the six months ended October 31, 2005, increasing the obligation owed to RD Capital to $25,519. The advances are interest free and are due on demand. The advances are included in the financial statements as "Indebtedness to related party". Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

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

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 3: Commitments
-------------------

On September 28, 2001, the Company and Canadian Spirit Resources, Inc. ("Spirit") (formerly Spirit Energy Corp.), a British Columbia corporation, entered into an Option Agreement (the "Agreement"). Under the terms of the Agreement, Spirit granted to the Company the sole and exclusive right and option to acquire an undivided 50 percent of the right, title and interest in certain mining claims located in the Liard Mining Division of British Columbia, in exchange for agreeing to fund an exploration program and to pay to Spirit a royalty upon commencement of production. During July 2005, the Company paid Spirit $1,191 for mineral claim rental fees.

Exploration Funding Commitment
------------------------------
If the Company acts on the option, it is committed to incur exploration expenditures on the mining claims in accordance with the following schedule:

                                             * Amount of Commitment
                                                   Stated in
                                           ---------------------------
         Due Date                              $CAN       or  $US
                                           ------------   ------------
      December 31, 2005                      $ 500,000      $ 425,026
      December 31, 2006                      1,000,000      $ 850,051
      December 31, 2007                      2,000,000    $ 1,700,102
                                           ------------   ------------
                                           $ 3,500,000    $ 2,975,179
                                           ============   ============

          o The amount of the commitment will change in the foreseeable future, as the Agreement is stated in Canadian dollars. The exchange rate used in the above table was approximately $1.18 (Canadian) to $1.00 (US.)

Commitment to Make Royalty Payments
-----------------------------------
Upon commencement of production, the Company is required to pay to Spirit a three percent (3%) net smelter returns royalty per annum.

Note 4: Income Tax
------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2.  Plan of Operation
--------------------------

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended October 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

              Table 1.1 - Drill Hole Core Samples for Initial Work

  Composite     Drill Hole       Depth at which         Weight (g)   Wollastonite   Weighted Average
     No.           No.        Sample is Taken (ft)                    Grade (%)      Grade (1) (%)
  ---------   -----------   -------------------------   ----------   ------------   ----------------
     1            DDH1          29.95 - 31.95              808         49.44
                                 31.95 - 33.95              708         33.41            52.12
                                 33.95 - 35.95              723         53.34
                                 35.95 - 37.95              854         69.14
  ---------   -----------   -------------------------   ----------   ------------   ----------------
      2            DDH1          87.95 - 89.95              901         38.50            46.53
                                 89.95 - 91.95              950         59.14
                                 91.95 - 93.95            1,019         33.98
                                 93.95 - 95.95              848         56.00
  ---------   -----------   -------------------------   ----------   ------------   ----------------
      3            DDH1         117.95 - 119.95             951         54.93            69.36
                                119.95 - 121.95             800         58.49
                                121.95 - 123.95           1,101         79.30
                                123.95 - 125.95             849         82.87
  ---------   -----------   -------------------------   ----------   ------------   ----------------
      4            DDH2          20.70 - 22.70            1,001           -              68.27
                                 22.70 - 24.70              902         68.75
                                 24.70 - 26.70              652         80.20
                                 26.70 - 28.70            1,006         60.11
  ---------   -----------   -------------------------   ----------   ------------   ----------------
      5            DDH3          16.10 - 18.10            1,076         42.49            39.66
                                 18.10 - 20.10            1,015         25.06
                                 20.10 - 22.10              863           -
                                 22.10 - 24.10              956         51.96
  ---------   -----------   -------------------------   ----------   ------------   ----------------

              Table 1.1 - Drill Hole Core Samples for Initial Work

                                   (CONTINUED)

  Composite     Drill Hole       Depth at which         Weight (g)   Wollastonite   Weighted Average
     No.           No.        Sample is Taken (ft)                    Grade (%)      Grade (1) (%)
  ---------   -----------   -------------------------   ----------   ------------   ----------------

      6            DDH3          52.10 - 54.10              798         72.64            64.28
                                 54.10 - 56.10            1,052         54.87
                                 56.10 - 58.10              950         75.75
                                 58.10 - 60.10              901         55.75
  ---------   -----------   -------------------------   ----------   ------------   ----------------
      7            DDH4          16.20 - 18.20            1,009         40.30            45.17
                                 18.20 - 20.20            1,046         43.50
                                 20.20 - 22.20            1,035           -
                                 22.20 - 24.20            1,005         51.79
  ---------   -----------   -------------------------   ----------   ------------   ----------------
      8            DDH4          56.20 - 58.20              956         72.68            66.62
                                 58.20 - 60.20              957         73.67
                                 60.20 - 62.20              852         78.59
                                 62.20 - 64.20            1,051         45.00
  ---------   -----------   -------------------------   ----------   ------------   ----------------

---------------
     Note: (1) Analysis by bulk chemical method.
---------------

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

           Table 1.2 - Drill Hole Core Samples for Subsequent Testwork

  Composite No.     Drill Hole No.           Depth at Which                Weight (g)               Weighted
                                          Sample is Taken (ft)                                  Average Grade(1)
                                                                                                      (%)
  ---------------   ------------------   ------------------------   -------------------------   ----------------
      97-27             DDH27                8.6 m - 108.6 m         500 g at 2 m intervals          58.28%
  ---------------   ------------------   ------------------------   -------------------------   ----------------
      97-29             DDH29               6.63 m - 96.63 m         500 g at 2 m intervals          48.76
  ---------------   ------------------   ------------------------   -------------------------   ----------------
      97-30             DDH30               8.12 m - 114.12 m        500 g at 2 m intervals          55.49
  ---------------   ------------------   ------------------------   -------------------------   ----------------
      97-32             DDH32                18.5 m - 28.5 m         500 g at 2 m intervals          47.12
                                             44.7 m - 107.0 m
  ---------------   ------------------   ------------------------   -------------------------   ----------------
      97-35             DDH35               4.58 m - 74.58 m         500 g at 2 m intervals            Nd
  ---------------   ------------------   ------------------------   -------------------------   ----------------

---------------
     Note: (1) Analysis by bulk chemical method.
---------------

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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

   Project Management & Administration                    $66,900
   ------------------------------------------------    ------------
   Geology & Mineral Reserves                             $77,100
   ------------------------------------------------    ------------
   Geotechnical                                           $16,500
   ------------------------------------------------    ------------
   Mining                                                 $16,500
   ------------------------------------------------    ------------
   Marketing                                              $18,000
   ------------------------------------------------    ------------
   Metallurgy & Process Selection                         $38,500
   ------------------------------------------------    ------------
   Infrastructure                                         $23,500
   ------------------------------------------------    ------------
   Project Evaluation & Feasibility                       $28,500
   ------------------------------------------------    ------------
   Environmental                                          $30,000
   ------------------------------------------------    ------------
   Capital & Operating Costs                              $18,000
   ------------------------------------------------    ------------
   Total                                                 $333,500
   ------------------------------------------------    ------------


Item 3 - Controls and Procedures
--------------------------------

(a)  Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of October 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of October 31, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

(b)  Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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

                           BIG CAT MINING CORPORATION


Dated:  December 7, 2005            Per:    /s/Craig Christy
                                            ------------------------------------
                                           Craig Christy,
                                           C.E.O. and Director