Form 10KSB/A
period 2005-04-30
BIG CAT MINING CORP
filed 2006-02-23
CIK 1089272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-KSB - Amendment No. 1

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL PERIOD ENDED APRIL 30, 2005

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-49870
                                                ---------

                           BIG CAT MINING CORPORATION
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   98-0205749
         --------------------------------------------------------------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                          Kelowna, B.C. V1Y 9S4 Canada
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (250) 868-8177
         --------------------------------------------------------------
                           (Issuer's telephone number)


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

         1,114,000 common shares issued and outstanding as of January 31, 2006.

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

Transitional Small Business Disclosure Format (Check one):  Yes []; No [X]

                                     PART I

Item 1.  Description of Business
--------------------------------

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


                    Table 1.5 - BIG CAT PROPERTY CLAIM STATUS

           Tenure No.   Claim Name  Expiry Date  Units   Tag No.
           ------------ ----------- ------------ ------- ---------
           334360       ISK 1       2005/12/15   20      227242
           ------------ ----------- ------------ ------- ---------
           334361       ISK 2       2005/12/15   20      227224
           ------------ ----------- ------------ ------- ---------
           334362       ISK 3       2005/12/15   20      227243
           ------------ ----------- ------------ ------- ---------
           334362       ISK 4       2005/12/15   18      227245
           ------------ ----------- ------------ ------- ---------
           342825       ISK 5       2005/03/03   16      227213
           ------------ ----------- ------------ ------- ---------
           343826       ISK 6       2005/03/03   16      227224
           ------------ ----------- ------------ ------- ---------
           349262       Grizzly     2002/08/10   5       228114
           ------------ ----------- ------------ ------- ---------
           349836       BRIL 1      2005/08/15   1       669160M
           ------------ ----------- ------------ ------- ---------
           349837       BRIL 2      2005/08/15   1       669161M
           ------------ ----------- ------------ ------- ---------
           349838       BRIL 3      2005/08/15   1       669162M
           ------------ ----------- ------------ ------- ---------
           349839       BRIL 4      2005/08/16   1       669163M
           ------------ ----------- ------------ ------- ---------
           349840       BRYS 1      2005/08/16   1       669164M
           ------------ ----------- ------------ ------- ---------
           349841       BRYS 2      2005/08/16   1       669165M
           ------------ ----------- ------------ ------- ---------
           349842       BRYS 3      2005/08/16   1       669200M
           ------------ ----------- ------------ ------- ---------

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

           Table 1.6 - Big Cat Property Mineralized Material Estimate

                                                                                                       Weighted
                     Resource Block                            Total                                   Average
     Section                               Tonnes             Tonnes               Grade                Grade
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
       A-A'                A1                 2,933                                82.74
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           A2                 8,309                                67.89
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           A3               162,265                                61.46
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           A4               160,310                                61.16
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           A5                15,640                                54.01
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           A6                 3,910                                81.93
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                                              Total             353,366                                 61.55
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------

------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
       B-B'                B1                14,076                                66.93
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           B2               182,988                                58.27
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           B3               165,393                                59.70
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           B4               110,262                                68.23
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           B5               166,566                                64.75
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           B6                12,903                                68.13
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           B7                12,903                                67.97
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                                              Total             665,091                                 62.46
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------



------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
       C-C'                C1                 7,038                                63.43
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           C2                11,730                                51.58
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           C3                42,228                                56.54
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           C4                27,370                                65.74
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           C5                 5,865                                57.46
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           C6                 7,625                                63.58
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           C7                 3,519                                83.23
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           C8                 1,760                                68.87
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           C9                43,401                                59.64
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                                              Total             150,535                                 60.20
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------

------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
       D-D'                D1                 6,491                                73.23
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           D2                14,467                                66.79
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           D3                 5,474                                65.17
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           D4                 1,799                                65.74
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                           D5                 1,329                                60.50
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                                              Total              29,560                                 67.56
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------

------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                                        Grand Total           1,198,552                                 62.03
------------------- ----------------- ------------------ ------------------ -------------------- ---------------------
                            Estimated Grade and Tonnage       1,198,552     tonnes @ 62.03% Wollastonite
-------------------------------------------------------- ------------------ ------------------------------------------

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
------------------------------- -------------------------- -----------------
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

The high and low bid prices of our common stock for the periods indicated below are as follows:

    National Association of Securities Dealers OTC Bulletin
    Board(1)
    Quarter Ended                                              High      Low
                                                               (Bid)     (Ask)
                                                               -----     -----
    April 30, 2005                                             $1.26     $1.75
    January 31, 2005                                           $1.26     $1.75
    October 31, 2004                                           $1.26     $1.75
    July 31, 2004                                              $1.26     $1.75
    April 30, 2004                                             $1.26     $1.75
    January 31, 2004 (2)                                       $1.26     $1.75

------------------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We were quoted on the OTC BB on January 14, 2004.
------------------

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

We are an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before a final evaluation can be made as to the economic and legal feasibility of our properties. All of our properties are without known reserves.

As of December 31, 2005, our company had not completed any exploration work on our Big Cat Property due to difficulties in obtaining qualified consultants to carry out the necessary work programs.

Summary of Material Information About Our Property
--------------------------------------------------

We hold an option to acquire a 50% interest in 14 Wollastonite claims in Northern British Columbia. Wollastonite is an industrial mineral used primarily in the making of ceramics but also used in steel making and plastics manufacturing. The mineral property over which we hold our option has been tested for commercialization by a consulting firm but requires further work before a definitive decision can be made regarding putting the property into production. To date, approximately $2.3 million has been spent on this property and we are required to spend approximately another $2.3 million to earn our 50% interest in the property.

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

              Table 1.1 - Drill Hole Core Samples for Initial Work

    Composite   Drill Hole       Depth at which        Weight (g)      Wollastonite      Weighted Average
       No.         No.        Sample is Taken (ft)                      Grade (%)         Grade (1) (%)
------------- ------------- ------------------------- -------------- ----------------- ---------------------
        1          DDH1          29.95 - 31.95             808            49.44
                                 31.95 - 33.95             708            33.41               52.12
                                 33.95 - 35.95             723            53.34
                                 35.95 - 37.95             854            69.14
------------- ------------- ------------------------- -------------- ----------------- ---------------------
        2          DDH1          87.95 - 89.95             901            38.50               46.53
                                 89.95 - 91.95             950            59.14
                                 91.95 - 93.95           1,019            33.98
                                 93.95 - 95.95             848            56.00
------------- ------------- ------------------------- -------------- ----------------- ---------------------
        3          DDH1         117.95 - 119.95            951            54.93               69.36
                                119.95 - 121.95            800            58.49
                                121.95 - 123.95          1,101            79.30
                                123.95 - 125.95            849            82.87
------------- ------------- ------------------------- -------------- ----------------- ---------------------
        4          DDH2          20.70 - 22.70           1,001              -                 68.27
                                 22.70 - 24.70             902            68.75
                                 24.70 - 26.70             652            80.20
                                 26.70 - 28.70           1,006            60.11
------------- ------------- ------------------------- -------------- ----------------- ---------------------
        5          DDH3          16.10 - 18.10           1,076            42.49               39.66
                                 18.10 - 20.10           1,015            25.06
                                 20.10 - 22.10             863              -
                                 22.10 - 24.10             956            51.96
------------- ------------- ------------------------- -------------- ----------------- ---------------------

              Table 1.1 - Drill Hole Core Samples for Initial Work (continued)

    Composite   Drill Hole       Depth at which        Weight (g)      Wollastonite      Weighted Average
       No.         No.        Sample is Taken (ft)                      Grade (%)         Grade (1) (%)
------------- ------------- ------------------------- -------------- ----------------- ---------------------

------------- ------------- ------------------------- -------------- ----------------- ---------------------
        6          DDH3          52.10 - 54.10             798            72.64               64.28
                                 54.10 - 56.10           1,052            54.87
                                 56.10 - 58.10             950            75.75
                                 58.10 - 60.10             901            55.75
------------- ------------- ------------------------- -------------- ----------------- ---------------------
        7          DDH4          16.20 - 18.20           1,009            40.30               45.17
                                 18.20 - 20.20           1,046            43.50
                                 20.20 - 22.20           1,035              -
                                 22.20 - 24.20           1,005            51.79
------------- ------------- ------------------------- -------------- ----------------- ---------------------
        8          DDH4          56.20 - 58.20             956            72.68               66.62
                                 58.20 - 60.20             957            73.67
                                 60.20 - 62.20             852            78.59
                                 62.20 - 64.20           1,051            45.00
------------- ------------- ------------------------- -------------- ----------------- ---------------------

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

The following Table 1.4 shows a generalized breakdown of the costs associated with Phases 1 and 2.

                          Table 1.4 - Estimated Budget

          Project Management & Administration               $66,900
          ------------------------------------------------ --------
          Geology & Mineral Reserves                        $77,100
          ------------------------------------------------ --------
          Geotechnical                                      $16,500
          ------------------------------------------------ --------
          Mining                                            $16,500
          ------------------------------------------------ --------
          Marketing                                         $18,000
          ------------------------------------------------ --------
          Metallurgy & Process Selection                    $38,500
          ------------------------------------------------ --------
          Infrastructure                                    $23,500
          ------------------------------------------------ --------
          Project Evaluation & Feasibility                  $28,500
          ------------------------------------------------ --------
          Environmental                                     $30,000
          ------------------------------------------------ --------
          Capital & Operating Costs                         $18,000
          ------------------------------------------------ --------
          Total                                            $333,500
          ------------------------------------------------ --------

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

        Statements of Changes in Shareholders' Equity for the period from June 17, 1997 (inception) through
        April 30, 2005

        Statements of Cash Flows for the years ended April 30, 2005 and 2004, and from June 17, 1997 (inception) through April 30, 2005

        Notes to the Financial Statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Index to Financial Statements

                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm ..............   F-2

Balance Sheet at April 30, 2005 ......................................   F-3

Statements of Operations for the years ended April 30, 2005
     and 2004, and from June 17, 1997 (inception) through
     April 30, 2005 ..................................................   F-4

Statement of Changes in Shareholders' Equity for the period
     from June 17, 1997 (inception) through April 30, 2005 ...........   F-5

Statements of Cash Flows for the years ended April 30, 2005
     and 2004, and from June 17, 1997 (inception) through
     April 30, 2005 ..................................................   F-7

Notes to Financial Statements ........................................   F-8

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
                                                                     =========
                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                            Statements of Operations


                                                                                              June 19, 1997
                                                                     For the Years Ended        (Inception)
                                                                           April 30,             Through
                                                                  --------------------------     April 30,
                                                                      2005          2004           2005
                                                                  -----------    -----------    -----------
Costs and expenses:
    Contributed services (Note 2) .............................   $      --      $      --      $     5,700
    Contributed rent (Note 2) .................................          --             --            4,000
    Compensation and benefits .................................         2,851          6,296         16,170
    Office ....................................................           258          7,480         11,807
    Professional fees .........................................         8,049         26,541         76,454
    Filing and transfer agent fees ............................         1,685          2,204          5,112
    Mineral option fees .......................................        10,296           --           13,250
    Stock-based compensation - organization costs .............          --             --               50
                                                                  -----------    -----------    -----------

                    Loss before income taxes ..................       (23,139)       (42,521)      (132,543)

Income tax provision (Note 5) .................................          --             --             --
                                                                  -----------    -----------    -----------

                    Net loss ..................................   $   (23,139)   $   (42,521)   $  (132,543)
                                                                  ===========    ===========    ===========

Basic and diluted loss per share ..............................   $     (0.02)   $     (0.04)
                                                                  ===========    ===========

Weighted average common shares outstanding ....................     1,114,000      1,114,000
                                                                  ===========    ===========

                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                  Statement of Changes in Shareholders' Equity
                                                                                                                   Trans-
                                                                                                    Cumulative     lation
                                                                                                      Deficit    Adjustment
                                                                                                    Accumulated    Other
                                                                  Common Stock         Additional     During      Compre-
                                                             ----------------------     Paid-in     Exploration   hensive
                                                              Shares     Par Value      Capital       Stage        Loss     Total
                                                             ---------  -----------    ---------   -----------    -------  --------
Balance at inception
    June 19, 1997 .........................................       --    $      --      $    --     $      --      $  --    $   --

June 1997, issuance of common stock
    for services, at fair value ($.0001 per
    share) (Note 2)........................................    500,000           50         --            --         --          50
Net loss ..................................................       --           --           --             (50)      --         (50)
                                                             ---------  -----------    ---------   -----------    -------  --------

Balance at April 30, 1998 .................................    500,000           50         --             (50)      --        --

Net loss ..................................................       --           --           --            --         --        --
                                                             ---------  -----------    ---------   -----------    -------  --------

Balance at April 30, 1999 .................................    500,000           50         --             (50)      --        --

Contributed services (Note 2) .............................       --           --            500          --         --         500
Contributed rent (Note 2) .................................       --           --            400          --         --         400
Net loss ..................................................       --           --           --            (900)      --        (900)
                                                             ---------  -----------    ---------   -----------    -------  --------

Balance at April 30, 2000 .................................    500,000           50          900          (950)      --        --

Contributed services (Note 2) .............................       --           --            500          --         --         500
Contributed rent (Note 2) .................................       --           --          1,200          --         --       1,200
Net loss ..................................................       --           --           --          (2,179)      --      (2,179)
                                                             ---------  -----------    ---------   -----------    -------  --------

Balance at April 30, 2001 .................................    500,000           50        2,600        (3,129)      --        (479)

April, 2002, sale of common stock
    (Note 3) ($.10 per share) .............................    791,000           79       79,021          --         --      79,100
April 2002, common stock subscribed
    (Note 3) ($.10 per share) .............................    323,000           32       32,268          --         --      32,300
Cancellation of common stock (Note 2) .....................   (500,000)         (50)        --            --         --         (50)
Contributed services (Note 2) .............................       --           --          2,050          --         --       2,050
Contributed rent (Note 2)  ................................       --           --          1,200          --         --       1,200
Expenses paid on behalf of Company (Note 2) ...............       --           --            725          --         --         725
Net loss ..................................................       --           --           --          (9,668)      --      (9,668)
                                                             ---------  -----------    ---------   -----------    -------  --------

Balance at April 30, 2002 .................................  1,114,000          111      117,864       (12,797)      --     105,178

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
            Statement of Changes in Shareholders' Equity (continued)
                                                                                                                   Trans-
                                                                                                    Cumulative     lation
                                                                                                      Deficit    Adjustment
                                                                                                    Accumulated    Other
                                                                  Common Stock         Additional     During      Compre-
                                                             ----------------------     Paid-in     Exploration   hensive
                                                              Shares     Par Value      Capital       Stage        Loss     Total
                                                             ---------  -----------    ---------   -----------    -------  --------

Contributed services (Note 2) .............................       --           --          2,650          --         --       2,650
Contributed rent (Note 2) .................................       --           --          1,200          --         --       1,200
Net loss ..................................................       --           --           --         (54,086)      --     (54,086)
                                                             ---------  -----------    ---------   -----------    -------  --------

Balance at April 30, 2003 .................................  1,114,000          111      121,714       (66,883)      --      54,942

Comprehensive loss:
    Net loss ..............................................       --           --           --         (42,521)      --     (42,521)
    Cumulative translation adjustment .....................       --           --           --            --         (205)     (205)
                                                                                                                           --------
Comprehensive loss ........................................       --           --           --            --         --     (42,726)
                                                             ---------  -----------    ---------   -----------    -------  --------

Balance at April 30, 2004 .................................  1,114,000          111      121,714      (109,404)      (205)   12,216

Comprehensive loss:
    Net loss ..............................................       --           --           --         (23,139)      --     (23,139)
    Cumulative translation adjustment .....................       --           --           --            --           26        26
                                                                                                                           --------
Comprehensive loss ........................................       --           --           --            --         --     (23,113)
                                                             ---------  -----------    ---------   -----------    -------  --------

Balance at April 30, 2005 .................................  1,114,000  $       111    $ 121,714   $  (132,543)   $  (179) $(10,897)
                                                             =========  ===========    =========   ===========    =======  ========

                 See accompanying notes to financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                     Statements of Cash Flows

                                                                                                           June 19, 1997
                                                                                   For the Years Ended      (inception)
                                                                                          April 30,           Through
                                                                                   ----------------------    April 30,
                                                                                      2005        2004         2005
                                                                                   ---------    ---------    ---------
Cash flows from operating activities:
    Net loss ...................................................................   $ (23,139)   $ (42,521)   $(132,543)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
         Contributed services (Note 2) .........................................        --           --          5,700
         Contributed rent (Note 2) .............................................        --           --          4,000
         Changes in operating assets and liabilities:
              Accounts payable and accrued expenses ............................          75       (2,619)       2,576
                                                                                   ---------    ---------    ---------
                   Net cash used in
                      operating activities .....................................     (23,064)     (45,140)    (120,267)
                                                                                   ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party ....................        --           --            725
    Proceeds from working capital advances (Note 2) ............................      11,467         --         11,467
    Proceeds from the sale of common stock .....................................        --           --        111,400
                                                                                   ---------    ---------    ---------
                   Net cash provided by
                      financing activities .....................................      11,467         --        123,592
                                                                                   ---------    ---------    ---------

Effect of exchange rate changes on cash ........................................          26         (205)        (179)
                                                                                   ---------    ---------    ---------

                   Net change in cash and
                      cash equivalents .........................................     (11,571)     (45,345)       3,146

Cash and cash equivalents:
    Beginning of period ........................................................      14,717       60,062         --
                                                                                   ---------    ---------    ---------

    End of period ..............................................................   $   3,146    $  14,717    $   3,146
                                                                                   =========    =========    =========

Supplemental disclosure of cash flow information: Cash paid during the year for:
      Income taxes .............................................................   $    --      $    --      $    --
                                                                                   =========    =========    =========
      Interest .................................................................   $    --      $    --      $    --
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

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements


Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

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

(2)  Related Party Transactions

RD Capital, Inc. (RD Capital"), an affiliate under common control, advanced the Company $11,467 for working capital during the year ended April 30, 2005. No scheduled maturity exists for the advances, which are interest free and due on demand. The advances are included in the financial statements as "Indebtedness to related party". Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

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

In April 2002, the Company's CFO purchase 513,000 shares of the Company's common stock pursuant to a private offering (see Note 3). The CFO purchased the shares for $51,300, or $.10 per share.

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

Exploration Funding Commitment
If the Company acts on the option, it is committed to incur exploration expenditures on the mining claims in accordance with the following schedule:


                                            * Amount of Commitment
                                                 Stated in
             Due Date                         $CAN    or    $US
     -----------------------------------   ----------   ----------
     December 31, 2005 .................   $  500,000   $  396,825
     December 31, 2006 .................    1,000,000   $  793,651
     December 31, 2007 .................    2,000,000   $1,587,302
                                           ----------   ----------
                                           $3,500,000   $2,777,778
                                           ==========   ==========


     o The amount of the commitment will change in the foreseeable future, as the Agreement is stated in Canadian dollars. The exchange rate used in the above table was approximately $1.26 (Canadian) to $1.00 (US.)

Commitment to Make Royalty Payments
Upon commencement of production, the Company is required to pay to Spirit a three percent (3%) net smelter returns royalty per annum.

(5)  Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended April 30, 2005 and 2004:

                                                       Years Ended
                                                        April 30,
                                                 ----------------------
                                                   2005          2004
                                                 ---------    ---------
U.S. statutory federal rate ..................    15.00%        15.00%
Permanent differences.........................     0.00%         0.00%
Net operating loss for which no tax
   benefit is currently available.............   -15.00%       -15.00%
                                                 ---------    ---------
                                                   0.00%         0.00%

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------------------

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

                 Position Held                           Date First
  Name           With the Company                  Age   Elected or Appointed
  ----           ----------------                  ---   --------------------

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

                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------- --------------------------------------- ----------
                                                                             Long Term Compensation
---------------------------------- --------------------------------- --------------------------- ----------- ----------
                                         Annual Compensation                   Awards            Payouts
---------------------------------- --------------------------------- --------------------------- ----------- ----------
           (a)              (b)       (c)        (d)        (e)          (f)           (g)          (h)         (i)
-------------------------- ------- ----------- -------- ------------ ------------ -------------- ----------- ----------
                                                           Other                                                All
                                                          Annual     Restricted    Securities                  Other
    Name and Principle                                     Comp-        Stock      Underlying       LTIP       Comp-
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

Item 13.  Exhibits
------------------

Exhibits required by Item 601 of Regulation S-B:

Exhibit
Number          Description
------          -----------

(3)             (i) Articles of Incorporation; and (ii) Bylaws

3.1 Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-49870) filed on June 17, 2002 incorporated herein by reference.

3.2 Bylaws as filed with the Issuer's Form 10-SB (file no. 0-49870) on June 17, 2002 incorporated herein by reference.

(10)            Material Contracts

10.1*           Option Agreement Termination Letter

(14)            Code of Ethics

14.1            Code of Business Conduct and Ethics

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

                                                     BIG CAT MINING CORPORATION


Dated:  February 16, 2006                   Per:  /s/Timothy Barritt
                                                  ------------------------------
                                                  Timothy Barritt,
                                                  President, C.E.O. and Director
                                                  (Principal Executive Officer)


Dated:  February 16, 2006                   Per:  /s/Richard G. Stockdale
                                                  ------------------------------
                                                  Richard G. Stockdale,
                                                  C.F.O., Treasurer and Director
                                                  (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  February 16, 2006                   Per:  /s/Timothy Barritt
                                                  ---------------------------
                                                  Timothy Barritt,
                                                  President, C.E.O. and Director
                                                  (Principal Executive Officer)

Dated:  February 16, 2006                   Per:  /s/Richard G. Stockdale
                                                  ------------------------------
                                                  Richard G. Stockdale,
                                                  C.F.O., Treasurer and Director
                                                  (Principal Financial Officer)