Form 10QSB/A
period 2005-10-31
BIG CAT MINING CORP
filed 2006-02-23
CIK 1089272

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

                                   98-0205749
        -----------------------------------------------------------------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                          Kelowna, B.C. V1Y 9S4 Canada
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
        -----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,000 common shares as at January
31, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). (check one): Yes [ X ] No [ ]

                           BIG CAT MINING CORPORATION

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Condensed Balance Sheet as of
                  October 31, 2005 (Unaudited)...........................  F-1

                  Condensed Statements of Operations for the
                  three and six months ended October 31, 2005
                  and 2004, and for the period from June 19,
                  1997 (inception) through October 31, 2005
                  (Unaudited)............................................  F-2

                  Condensed Statements of Cash Flows for the
                  six months ended October 31, 2005 and 2004,
                  and for the period from June 19, 1997
                  (inception) through October 31, 2005
                  (Unaudited)............................................  F-3

                  Notes to Unaudited Condensed Financial

PART II. OTHER INFORMATION

         Item 1   Legal Proceedings......................................   17

         Item 2   Unregistered Sales of Equity Securities

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                             Condensed Balance Sheet
                                October 31, 2005
                                   (Unaudited)

                                     Assets
Cash .............................................................   $   5,676
                                                                     =========

                      Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable and accrued liabilities .....................   $     503
    Indebtedness to related party (Note 2) .......................      25,519
                                                                     ---------

                  Total liabilities ..............................      26,022
                                                                     ---------

Shareholders' deficit:
    Common stock .................................................         111
    Additional paid-in capital ...................................     121,714
    Accumulated deficit ..........................................    (142,092)
    Cumulative translation adjustment ............................         (79)
                                                                     ---------

                  Total shareholders' deficit ....................     (20,346)
                                                                     ---------

                                                                     $   5,676
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
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                               June 19, 1997
                                                                                                                (Inception)
                                                        Three Months Ended            Six Months Ended           Through
                                                            October 31,                  October 31,            October 31,
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
                                                    ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           BIG CAT MINING CORPORATION
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      June 19, 1997
                                                                                       (inception)
                                                                Six Months Ended         Through
                                                                   October 31,         October 31,
                                                              -----------------------
Liabilities and Shareholders' Deficit                            2005         2004        2005
                                                              ---------    ---------    ---------
                     Net cash used in
                         operating activities .............   $ (11,622)   $  (9,455)   $(131,889)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
    Expenses paid on behalf of the Company by related party        --           --            725
    Proceeds from loan from related party (Note 2) ........      14,052         --         25,519
    Proceeds from the sale of common stock ................        --           --        111,400
                                                              ---------    ---------    ---------
                     Net cash provided by
                         financing activities .............      14,052         --        137,644
                                                              ---------    ---------    ---------

Effect of exchange rate changes on cash ...................         100          (24)         (79)
                                                              ---------    ---------    ---------

                     Net change in cash and
                         cash equivalents .................       2,530       (9,479)       5,676

Cash and cash equivalents:
    Beginning of period ...................................       3,146       14,717         --
                                                              ---------    ---------    ---------

    End of period .........................................   $   5,676    $   5,238    $   5,676
                                                              =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .......................................   $    --      $    --      $    --
                                                              =========    =========    =========
       Interest ...........................................   $    --      $    --      $    --
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

                                            * Amount of Commitment
                                                 Stated in
             Due Date                         $CAN    or    $US
     -----------------------------------   ----------   ----------
     December 31, 2005 .................   $  500,000   $  425,026
     December 31, 2006 .................    1,000,000   $  850,051
     December 31, 2007 .................    2,000,000   $1,700,102
                                           ----------   ----------
                                           $3,500,000   $2,975,179
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

Summary of Material Information About Our Property

We hold an option to acquire a 50% interest in 14 Wollastonite claims in
Northern British Columbia. Wollastonite is an industrial mineral used primarily in the making of ceramics but also used in steel making and plastics manufacturing. The mineral property over which we hold our option has been tested for commercialization by a consulting firm but requires further work before a definitive decision can be made regarding putting the property into production. To date, approximately $2.3 million has been spent on this property and we are required to spend approximately another $2.3 million to earn our 50%
interest in the property. Maps of our property follow as Figure 1 and Figure 2.

                                        7

Figure 1 - General Claim Location

                                        8

Figure 2 - Small Scale Claim Map

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

Recommended Work Program
------------------------

Our consultants, Downey and Associates, concluded that the Big Cat project warrants further expenditure because:

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

The Estimated Costs for this Phase are:

         Drilling and Sampling                                  $73,500
         Geotechnical Work                                      $16,500
         Metallurgical Testwork                                 $30,000
         Preliminary Mine Design                                $16,500
         Engineering                                            $60,000
         Road Design                                            $13,500
         Environmental                                          $30,000
         Company General and Administrative                     $60,000
         Total                                                 $300,000

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

                          Table 1.4 - Estimated Budget

Project Management and Administration                      $66,900
------------------------------------------------ --------------------------
Geology and Mineral Reserves                               $77,100
------------------------------------------------ --------------------------
Geotechnical                                               $16,500
------------------------------------------------ --------------------------
Mining                                                     $16,500
------------------------------------------------ --------------------------
Marketing                                                  $18,000
------------------------------------------------ --------------------------
Metallurgy and Process Selection                           $38,500
------------------------------------------------ --------------------------
Infrastructure                                             $23,500
------------------------------------------------ --------------------------
Project Evaluation and Feasibility                         $28,500
------------------------------------------------ --------------------------
Environmental                                              $30,000
------------------------------------------------ --------------------------
Capital and Operating Costs                                  $18,000
------------------------------------------------ --------------------------
Total                                                     $333,500
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

(b)  Changes in internal controls.

There were no material changes in the Company's internal controls or other factors that could materially affect the Company's internal controls subsequent to the date of their evaluation.

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

                           BIG CAT MINING CORPORATION

Dated:  February 16, 2006           Per:    /s/Timothy Barritt
                                            ------------------------------------
                                            Timothy Barritt,
                                            President, C.E.O. and Director

                                    Per:     /s/Richard G. Stockdale
                                             -----------------------------------
                                             Richard G. Stockdale,
                                             C.F.O., Treasurer and Director

