Form 10QSB
period 2006-01-31
BIG CAT MINING CORP
filed 2006-03-22
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

Commission file Number: 000-49870

BIG CAT MINING CORPORATION
 (Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0205749
(I.R.S. Employer Identification Number)

Suite 810
1708 Dolphin Avenue
Kelowna, B.C.   V1Y 9S4 Canada
(Address of principal executive offices)

(250) 868-8177
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes   [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,000 common shares as at March 17, 2006

Transitional Small Business Disclosure Format (check one):     Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(check one):     Yes [X]   No [   ]

BIG CAT MINING CORPORATION

INDEX

PART 1.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Balance Sheet as of January 31, 2006 (Unaudited)

Condensed Statements of Operations for the three and nine months ended January 31, 2006 and 2005, and for the period from
June 19, 1997 (inception) through January 31, 2006 (Unaudited)

Condensed Statements of Cash Flows for the nine months
ended January 31, 2006 and 2005, and for the period from
June 19, 1997 (inception) through January 31, 2006 (Unaudited)

Notes to Unaudited Condensed Financial Statements

	Item 2	Plan of Operation

	Item 3	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 1	Legal Proceedings

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3	Defaults Upon Senior Securities

	Item 4	Submission of Matters to a Vote of Security Holders

	Item 5	Other Information

	Item 6	Exhibits

SIGNATURES

BIG CAT MINING CORPORATION
(An Exploration Stage Company)
Condensed Balance Sheet
January 31, 2006
(Unaudited)

Assets
Cash	$2,545

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable and accrued liabilities	$496
Indebtedness to related party (Note 2)	39,423

Total liabilities	39,919

Shareholders' deficit:
Common stock	111
Additional paid-in capital	121,714
Accumulated deficit	(159,075)
Cumulative translation adjustment	(124)

Total shareholders' deficit	(37,374)

$2,545

See accompanying notes to condensed financial statements

BIG CAT MINING CORPORATION
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	Nine Months Ended January 31,		Nine Months Ended January 31,		June 19, 1997 (Inception) Through January 31,
	2006	2005	2006	2005	2006
Costs and expenses:
Contributed services (Note 2)	$--	$--	$--	$--	$5,700
Contributed rent (Note 2)	--	--	--	--	4,000
Compensation and benefits	812	909	3,161	1,772	19,331
Office and miscellaneous	200	26	694	717	12,501
Professional fees	1,651	1,396	5,841	3,778	82,295
Filing and transfer agent fees	175	200	1,500	2,340	6,612
Exploration costs (Note 3)	14,145	3,240	15,336	4,706	28,586
Stock-based compensation - organization costs	--	--	--	--	50

Loss before income taxes	(16,983)	(5,771)	(26,532)	(13,313)	(159,075)

Income tax provision (Note 4)	--	--	--	--	--

Net loss	$(16,983)	$(5,771)	$(26,532)	$(13,313)	$(159,075)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding	1,114,000	1,114,000	1,114,000	1,114,000

See accompanying notes to condensed financial statements

BIG CAT MINING CORPORATION
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

				June 19, 1997
				(inception)
	Nine Months Ended			Through
	January 31,			January 31,
	2006	2005		2006
Net cash used in
operating activities	$(28,612)	$(9,455)		$(148,879)

Cash flows from financing activities:
Expenses paid on behalf of the Company by related party	--	--		725
Proceeds from loan from related party (Note 2)	27,956	--		39,423
Proceeds from the sale of common stock	--	--		111,400
Net cash provided by
financing activities	27,956	--		151,548

Effect of exchange rate changes on cash	55	(24)		(124)

Net change in cash and
cash equivalents	(601)	(9,479)		2,545

Cash and cash equivalents:
Beginning of period	3,146	14,717		--

End of period	$2,545	$5,238		$2,545

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$--	$--		$--
Interest	$--	$--	$

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

Note 2:   Related Party

RD Capital, Inc. ("RD Capital"), an affiliate under common control, advanced the Company $11,467 for working capital during the year ended April 30, 2005.RD Capital advanced the Company an additional $27,956 during the nine months ended January 31, 2006, increasing the obligation owed to RD Capital to $39,423.The advances are interest free and are due on demand. The advances are included in the financial statements as "Indebtedness to related party".Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

An affiliate contributed office space to the Company at no charge for the period from January 1, 2000 through April 30, 2003.The use of such office space was valued in the accompanying financial statements based on rates for similar space in the local area.

Certain officers contributed their time and effort to the Company at no charge for the period from January 1, 2000 through April 30, 2003.The time and effort was valued in the accompanying financial statements based on prevailing rates for such labor in the local market.

In April 2002, the Company's CFO purchased 513,000 shares of the Company's common stock pursuant to a private offering. The CFO purchased the shares for $51,300, or $.10 per share.

In June 1997, the Company issued 500,000 shares of its common stock to founders in exchange for organizing the Company. The common stock was valued at $50 as determined in good faith by the Board of Directors. In March 2002, the Company cancelled the 500,000 shares of common stock.

BIG CAT MINING CORPORATION
An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 3:   Commitments

On September 28, 2001, the Company and Canadian Spirit Resources, Inc. ("Spirit") (formerly Spirit Energy Corp.), a British Columbia corporation, entered into an Option Agreement (the "Agreement").Under the terms of the Agreement, Spirit granted to the Company the sole and exclusive right and option to acquire an undivided 50 percent of the right, title and interest in certain mining claims located in the Liard Mining Division of British Columbia, in exchange for agreeing to fund an exploration program and to pay to Spirit a royalty upon commencement of production. During July 2005, the Company paid Spirit $15,336 for mineral claim rental fees.

Exploration Funding Commitment
If the Company acts on the option, it is committed to incur exploration expenditures on the mining claims in accordance with the following schedule:

	Amount of Commitment
	Stated in
	$CAN	or	$US
Due Date
December 31, 2005	$500,000		$425,026
December 31, 2006	$1,000,000		$850,051
December 31, 2007	$2,000,000		$1,700,102
	$3,500,000		$2,975,179

*     The amount of the commitment will change in the foreseeable future, as the Agreement is stated in Canadian dollars. The exchange rate used in the above table was approximately $1.18 (Canadian) to $1.00 (US.)

Commitment to Make Royalty Payments
Upon commencement of production, the Company is required to pay to Spirit a three percent (3%) net smelter returns royalty per annum.

Termination
The Company gave notice to Spirit to terminate the Option Agreement effective December 31, 2005.

Note 4:   Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

BIG CAT MINING CORPORATION
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5:   Subsequent Event

On January 24, 2006, the Company entered into an asset purchase agreement with TDR Group LLC ("TDR"), a Wyoming Limited Liability Corporation wherein the Company acquired assets consisting of the present technology and design relating to fluid redistribution in well bore environments and fluid redistribution systems as described and claimed in the U.S. provisional utility patent application of TDR and any subsequent priority application thereof (the "Invention"). These assets included not only the technology and design of the Invention as intangible assets, but also all corresponding patent applications for United States or foreign patents for the Invention, any and all right to file applications for patent for the Invention, and the actual corresponding patent rights. The Company acquired the assets in consideration of the issuance of 12,450,000 restricted shares of our common stock.

On March 13, 2006 the Company closed the transaction and delivered 12,450,000 restricted shares of common stock to TDR. The shares were issued pursuant to section 4(2) of the Securities Act of 1933.The issuance of the 12,450,000 shares resulted in a change in control of the Company.

ITEM 2.     PLAN OF OPERTION

As announced in our Form 8-K dated January 24, 2006, we entered into an asset purchase agreement with TDR Group LLC of Wyoming to acquire assets consisting of the present technology and design relating to fluid redistribution in well bore environments and fluid redistribution systems as described and claimed in the U.S. provisional utility patent application of the TDR Group LLC (the "Invention").

The assets purchased include and not only the technology and design of the Invention as intangible assets but also all corresponding patent applications for United States or foreign patents for the Invention, any and all right to file applications for patent for the Invention and the actual corresponding patent rights. The assets consisting of the Invention were acquired by our company in consideration for the issuance of 12,450,000 restricted shares of our common stock.

Upon closing of our company's acquisition of the Invention, our company will complete final field tests of the Invention and move to establish operations leasing the Invention to oil patch operators. The Invention is particularly useful for operators who are drilling for coal bed methane as the Invention simplifies disposal of water associated with coal bed methane operations.

The plan of operation discussed below in this quarterly report for the nine months ended January 31, 2006 reflects the operations of our current business which is mineral exploration. Our acquisition of the Invention from TDR Group LLC will result in a change of our company's business which will be reflected in our fourth fiscal quarter ending April 30, 2006. On December 31, 2005, one month before the end of our fiscal quarter ended January 31, 2006, we signed a letter agreement terminating our option agreement on the Big Cat Property. The Big Cat Property option constituted our company's only material asset.

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended January 31, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We have been a junior mineral exploration company. Until December 31, 2005, we had an option to acquire 50% of 14 Wollastonite Claims in the Liard Mining Division in the Province of British Columbia. We acquired our option from Spirit Energy in an arm's length transaction. To date, Spirit Energy has expended approximately $2.3 million on the Big Cat Property. We have obtained an independent review of the project from Downey and Associates which confirms that the project is worthy of further development. We were unable to attract financing to complete a further $2,333,000 in exploration on the Big Cat Property which was necessary for our company to earn a 50% undivided interest.

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

We have been an exploration stage company since our inception. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before a final evaluation can be made as to the economic and legal feasibility of our properties. All of our properties are without known reserves. We terminated our option on our Big Cat Property on December 31, 2005.

As of December 31, 2005, our company had not completed any exploration work on our Big Cat Property due to lack of funds and difficulties in obtaining qualified consultants to carry out the necessary work programs.

Summary of Material Information About Our Property

Until December 31, 2005, we held an option to acquire a 50% interest in 14 Wollastonite claims in Northern British Columbia. Wollastonite is an industrial mineral used primarily in the making of ceramics but also used in steel making and plastics manufacturing. The mineral property over which we held our option has been tested for commercialization by a consulting firm but requires further work before a definitive decision can be made regarding putting the property into production. To date, approximately $2.3 million has been spent on this property and we were required to spend approximately another $2.3 million to earn our 50% interest in the property. Maps of our property follow as Figure 1 and Figure 2.

General Background on Wollastonite

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

North American Producers and Potential Producers

There are three main North American wollastonite producers B Nyco and R.T. Vanderbilt, both in upstate New York, plus sporadic production by Pfizer in California. A deposit at Gilbert, Nevada has been under investigation for several years, but now appears to be dormant.

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

Table 1.1 - Drill Hole Core Samples for Initial Work

Composite No.	Drill Hole No.	Depth at which Sample is Taken (ft)	Weight (g)	Wollastonite Grade (%)	Weighted Average Grade (1) (%)
1	DDH1	29.95 B 31.95 31.95 B 33.95 33.95 B 35.95 35.95 B 37.95	808 708 723 854	49.44 33.41 53.34 69.14	52.12
2	DDH1	87.95 B 89.95 89.95 B 91.95 91.95 B 93.95 93.95 B 95.95	901 950 1,019 848	38.50 59.14 33.98 56.00	46.53
3	DDH1	117.95 B 119.95 119.95 B 121.95 121.95 B 123.95 123.95 B 125.95	951 800 1,101 849	54.93 58.49 79.30 82.87	69.36
4	DDH2	20.70 B 22.70 22.70 B 24.70 24.70 B 26.70 26.70 B 28.70	1,001 902 652 1,006	- 68.75 80.20 60.11	68.27

5	DDH3	16.10 B 18.10 18.10 B 20.10 20.10 B 22.10 22.10 B 24.10	1,076 1,015 863 956	42.49 25.06 - 51.96	39.66
6	DDH3	52.10 B 54.10 54.10 B 56.10 56.10 B 58.10 58.10 B 60.10	798 1,052 950 901	72.64 54.87 75.75 55.75	64.28
7	DDH4	16.20 B 18.20 18.20 B 20.20 20.20 B 22.20 22.20 B 24.20	1,009 1,046 1,035 1,005	40.30 43.50 - 51.79	45.17
8	DDH4	56.20 B 58.20 58.20 B 60.20 60.20 B 62.20 62.20 B 64.20	956 957 852 1,051	72.68 73.67 78.59 45.00	66.62
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

Table 1.2 - Drill Hole Core Samples for Subsequent Testwork

Composite No.	Drill Hole No.	Depth at Which Sample is Taken (ft)	Weight (g)	Weighted Average Grade(1) (%)
97-27	DDH27	8.6 m B 108.6 m	500 g at 2 m intervals	58.28%
97-29	DDH29	6.63 m B 96.63 m	500 g at 2 m intervals	48.76
97-30	DDH30	8.12 m B 114.12 m	500 g at 2 m intervals	55.49
97-32	DDH32	18.5 m B 28.5 m 44.7 m B 107.0 m	500 g at 2 m intervals	47.12
97-35	DDH35	4.58 m B 74.58 m	500 g at 2 m intervals	Nd
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

Table 1.3 - Wollastonite Recovery Results

Composite	Testwork	Mineral Grade % Wollastonite	% Wollastonite Recovery Overall	% Mass Recovery Overall	% Wollastonite Lost in Sliming	% Wollastonite Lost in Gangue
Comp 27 Comp 29 Comp 30 Comp 32 1997 Comp	1996 1996 1997 1997 1997 1997 1997	55 81 60 52[2] 54 50 50	81.8 84.0 85.8 84.8 92.8 80.6 77.8	45.0 68.0 51.5 44.1 50.1 40.3 58.9	7.7 11.3 4.1 1.2 2.4 1.0 5.0	10.5 4.7 10.1 17.2 4.8 18.4 17.2
	Average, all	57.4	83.9	48.3	4.7	11.4
	Average, 1997	53.2	84.4	45	2.7	12.9

The most significant metallurgical parameters resulting from the testwork are summarized as follows:

Average mill head grade	=	58.1% wollastonite
Average concentrate mass recovery	=	50.5% of feed mass
Average wollastonite recovery, approximate	=	84%
Wollastonite losses (approximate)
Gangue	=	10%
Slimes	=	60%
Grind size, P80	=	120 microns
Reagent addition, oleic acid	=	2,200 g/t
Finished product size specifications:
Grade 8	=	5 B 8 microns
Grade 3	=	3 B 5 microns
Grade 10	=	20 B 30 microns
Grade 100	=	40 B 50 microns

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

As of December 31, 2005 when we terminated our option on the Big Cat Property, our company had not completed any exploration work on our Big Cat Property due to lack of funds and difficulties in obtaining qualified consultants to carry out the necessary work programs.

ITEM 3.     CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of January 31, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of January 31, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS.

Exhibits	Document Description
10.1	Asset Purchase Agreement
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG CAT MINING CORPORATION

Dated: March 21, 2006	Per:	TIMOTHY BARRITT
Timothy Barritt,
President, C.E.O. and Director

	Per:	RICHARD G. STOCKDALE
Richard G. Stockdale,
C.F.O., Treasurer and Director