Form 10KSB
period 2006-04-30
BIG CAT ENERGY CORP
filed 2006-08-04
CIK 1089272

============================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51263

BIG CAT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	61-1500382
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

201 W. Lakeway
Suite 1000
Gillette, Wyoming 82718
 (Address of principal executive offices, including zip code.)

(307) 685-3122
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]     NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]     NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

============================================================================================

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 29, 2006: $21,696,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 29, 2006: 23,464,000 shares of common stock.

PART I

ITEM 1.     BUSINESS.

Background

We were incorporated on June 19, 1997 as Big Cat Investment Services, Inc. under the laws of the State of Nevada to engage in any lawful corporate purpose. We changed our name to Big Cat Mining Corporation on July 31, 2001, when management determined that our company would acquire and explore a Wollastonite property in Northern British Columbia. On September 28, 2001, we entered into a mineral option agreement with Spirit Energy Corp. of Vancouver, British Columbia to acquire a 50% interest in 14 Wollastonite Claims in the Liard Mining Division of British Columbia. We have named the property acquisition the Big Cat Property. This acquisition is the first material business which we undertook. We obtained an independent review of the project which confirmed that the project was worthy of further development, however, we were unable to attract financing to complete a further $2,333,000 in exploration on the property which was necessary for our company to earn a 50% undivided interest. One month before the end of our fiscal quarter ended January 31, 2006, we signed a letter agreement terminating our option agreement on the property. The property option constituted our only material asset.

On January 24, 2006, we entered into an asset purchase agreement with TDR Group LLC of Wyoming to acquire assets consisting of the present technology and design relating to fluid redistribution in well bore environments and fluid redistribution systems as described and claimed in the U.S. provisional utility patent application of the TDR Group LLC (the "Invention").

The assets purchased include not only the technology and design of the Invention as intangible assets but also all corresponding patent applications for United States or foreign patents for the Invention, any and all right to file applications for patent for the Invention and the actual corresponding patent rights. The assets consisting of the Invention were acquired by our company in consideration for the issuance of 12,450,000 restricted shares of our common stock.

Upon closing of our company's acquisition of the Invention, our company will complete field tests of the fluid redistribution technology and related equipment and move to establish operations leasing or selling the technology and related equipment to companies involved in oil and gas exploration and development. The fluid redistribution technology and related equipment is particularly useful for oil and gas companies who are developing coal bed methane wells since the fluid redistribution technology simplifies the disposal of water associated with coal bed methane wells.

On March 13, 2006 we closed the transaction and delivered 12,450,000 restricted shares of common stock to TDR Group LLC. Since that time we have been engaged in the business of developing technologies and equipment related to fluid redistribution for the oil and gas industry. On May 3, 2006 we changed our name to Big Cat Energy Corporation.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. Our plan of operation is forward looking and there is no assurance that our plan of operation will be successful. Our prospects for profitability are not favorable unless we can market, sell, or lease our fluid redistribution technology and equipment to oil and gas companies.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our fluid redistribution technology and equipment with the oil and gas industry.

We have no revenues, have achieved losses since inception, and have been issued a going concern opinion

We have completed private placements of securities and raised $395,000 gross proceeds, $394,951 net proceeds. We have begun conducting limited operations. All of the information contained herein is forward looking.

We do not consider our self to be a blank check company as that term is defined in Rule 419 of Regulation C of the Securities Act of 1933 and we do not intend to merge with or be acquired by another company in the foreseeable future.

The Invention - ARID

We have a patent pending for the equipment and process we call an aquifer recharge injection device, or ARID. The ARID is a new method of water handling that permits an oil or gas well to also be an injection well. If field tests of the ARID are successful, the use of the ARID in the coal bed methane industry will generate, (1) substantial cost savings on water handling, (2) greatly reduced environmental impacts, and (3) more economical and efficient production of coal bed methane.

What Is Coal bed methane and How Does Industry Currently Drill and Produce?

Coal bed methane is simply methane gas which is trapped in a coal body. Currently, there are two basic methods of completing oil or gas wells where coal bed methane is present. Under the first method, a well bore is drilled into the top 2 to 5 feet of the coal seam. Steel casing is set into the well bore and the casing is cemented to the land surface. The coal seam is then drilled out and a geophysical log is run to confirm the penetrated coal zone. An under reaming tool is then used to expose the coal based on the log.

An electric submersible pump is set in the well just above the exposed coal. Water is then pumped out of the well bore and discharged to the surface. The reduction of the water pressure in the coal (hydraulic head) allows the gas to be liberated from within the coal seam.

The water is pumped through a riser pipe attached to the top of the pump and up to the land surface where it is discharged either on the ground, to impoundments or to treatment facilities. The liberated gas collects inside the casing above the pumping water level, (level at which the pump maintains the fluid level for optimal gas production) and flows to the top of the well under pressure. The gas is gathered to a gas compressor site and ultimately delivered into a gas sales line.

The second method of completion is similar to conventional oil and gas drilling. The well bore is drilled completely through the target coal seam, casing is run and cemented, a perforating tool is use to shoot holes through the steel casing adjacent to the coal, and the pump installed.

Regulatory Issues and Challenges

In order to produce the coal bed methane, water must be pumped from the well bore to the surface and then discharged. In order to discharge the water from a well to the land surface a National Pollution Discharge Elimination System permit ("NPDES") is required from the State Department of Environmental Quality ("DEQ"). The permit process takes approximately from 120 to 200 days for approval. If a company needs to impound the produced water as a condition of the NPDES permit, other permits may be needed as well, which will extend the time period of the permitting process. Currently, the total permitting time required to produce a Coal bed methane well is approximately 1.5 years.

The reason for the NPDES permit is to monitor pollutants entering into the receiving drainage system (watershed). Each drainage system has a regulated total mean daily load ("TMDL") and/or other maximum constituent levels assigned to it. DEQ must monitor the discharged water entering the drainage system to prevent exceeding the regulated levels.

There have been many methods other than surface discharge used to deal with water issues faced by the coal bed methane industry, from impoundment to irrigation, atomization, and treatment. In the right situation each method is economically justifiable, yet each method has its limitations.

Impoundment:     Containment of produced water in water storage facilities, reservoirs, and ponds has been the preferred option for water management for several years. The shear size and number of these structures represents a great expense. The success of this strategy relies on evaporation and infiltration. Infiltration becomes limited as the clays in the soil swell and as the reservoir or pond fills. Once the impoundment is full, wells need to be shut off or water rerouted until enough water has evaporated to allow additional reservoir capacity. Required permits and approvals include NPDES and related permits, groundwater investigations and installation of approved groundwater monitoring wells and programs. In some cases approval from the Army Corps of Engineers may also be required.

Irrigation:     Irrigation involves the purchasing of irrigation equipment, i.e., side-roll, water cannon, center pivot or hand sets, and a soil study to determine effective treatment methods. This is an expensive water disposal option with a large capital outlay, but it works well on sandy soils. However, the majority of the Powder River Basin in Wyoming and Montana is overlain mostly by clay soils. Atomization utilizes a tall pipe topped by fine-particle spray nozzle for water dispersal. High evaporation rates are the goal of this method, but this means a higher concentration of salts will reach the ground, requiring more soil treatment. Currently, no NPDES permit is required for this method.

Treatment:     Treatment and discharge of produced water is used primarily in areas close to a major drainage, like the Powder River in Wyoming and Montana. Currently the treatment and discharge in the Powder River Basin in Wyoming and Montana is generally as follows: (1) Winter discharges require an NPDES permit; (2) The DEQ currently will issue a direct discharge permit for only winter time discharge (8 months) and prohibit discharge during the irrigation season; (3) Water is treated to meet the approved standard; (4) If the water treatment facility is located away from the river, and the potential exists for the treated water to pick up salts while in transit, a pipeline must be laid to the river for direct discharge. The water treatment and discharge method is perhaps the most costly of all coal bed methane water disposal methods yet there are companies that determine that use of this method is the best way to produce their wells.

ARID-Our Process

Our ARID process uses the existing well bore to move water from the target coal seam to a shallower aquifer. This means the production well can also be the injection well. The produced water never leaves the well bore as it is redirected into perforations into different aquifer zones. These aquifers are identified from the geophysical logs the company runs to confirm the coal zones when the well is first drilled.

The hardware portion of the ARID process is a tool which is a device that is set above the pumping fluid level of the well and below the receiving aquifer. A water tight well head is placed at the top of the well to trap the water between the tool and the top of the well. Perforations are made into the casing adjacent to the receiving aquifer. A pump and water riser pipe are attached to the bottom of the tool. When the pump is operating, the water is pushed through the tool and takes the path of least resistance into the receiving aquifer through the perforations.

The flow of gas through the ARID is quite simple. As hydraulic head decreases, gas desorbs from the coal seam into a void between the bottom of the ARID and the top of the pumping fluid level. A gas bypass port on the ARID Tool allows the attachment of tubing to the top of the ARID. This port is open through the ARID to the gas which is trapped between the tool and the pumping fluid level. The pipe, full of gas, ascends up through the column of water and out through the water tight well head.

Permitting Arid

The ARID Process is permitted by DEQ through an underground injection control (UIC) permit. It generally will take approximately two to four weeks to obtain as UIC permit.

Leasing Our Equipment

The ARID will be leased to our customers. Our customers will generally be companies that operate oil and gas wells. The lease cost will include the Underground Injection Control permit, which we will acquire for each customer, and each ARID tool will have a serial number. By having the permitting and serial numbering in place, this allows us the ability to identify "copy cat" tools and processes in the market place. We will charge each customer approximately $6,000.00 per year for the use of the ARID tool and process. The customer shall be responsible for the installation and removal of the ARID tool. We will provide a staff member to be on-site for the installation and/or removal of the ARID tool upon the request of the customer for no additional fee. The customer shall make lease payments bi-annually (every 6 months), with the first payment to accompany the order the ARID tool. We will bill each customer for the bi-annual payment as long as they have the ARID tool in their possession. Each ARID tool should generate gross lease revenue of approximately $6,000.00 per year per customer. Each ARID tool should generate gross revenue of approximately $50,000.00 to $90,000.00 for its lifetime of use by the customer.

Manufacturing

We have in place the ability to produce and deliver the ARID through an established manufacturer. Raw materials for the ARID are readily available from numerous sources. Our manufacturer is Adams Mold & Engineering, 8641 N. 79th Ave., Peoria, AZ 85345. We will submit a purchase order for the ARID(s) with the manufacturer, Adams Mold & Engineering. Adams Mold and Engineering has assured us that they can meet the potential manufacturing demand for the ARID. We have manufactured and produced twelve (12) ARID tools to date. TDR Group LLC spent in excess spent in excess of $21,000.00 during the last two years towards the development of the ARID. We have spent an additional $10,000.00 in the last six months towards the development of the ARID.

Marketing/Distribution

The directors have extensive contacts with oil and gas well operators in the Powder River Basin of Wyoming. The directors have contacted some of these operators and will be contacting other operators directly in the future regarding the ARID tool. Once field tests of the ARID tool are completed, the directors will present the data and the results of the field tests directly to oil and gas well operators. We will also do a mailing to oil and gas well operators regarding the ARID tool and process. Interested operators can contact us and schedule a meeting and presentation with us. Oil and gas well operators can also find information and data for the ARID tool on our website www.bigcatenergy.com. As operating revenues from leasing of the ARID tool increase, we will either add additional staff or subcontract with another company for our marketing and sales.

Once an oil and gas well operator, customer, has placed an order with us, we will place a purchase order with our manufacturer, Adams Mold and Engineering. Adams Mold and Engineering will manufacturer and deliver the ordered ARID tool(s) to our Gillette, Wyoming office, within five to seven working days. We will then deliver the ARID tool(s) to the customer.

Patents and Trademarks

Currently we own the following pending patent applications:

Fluid redistribution and fluid disposal in well bore environments
US Patent Application No. 11/399,793
Filing Date: April 5, 2006

Well Bore Fluid Redistribution and Fluid Disposal
International Patent Application (PCT/US) No. 2006/012789
Filing Date: April 5. 2006

We have not registered any trademarks with the United States Patent and Trademark office.

Competition

With respect to ARID, we are not aware of any competitors within the industry that manufacture a similar product.

Governmental Regulation

There are no governmental regulations which affect the manufacture, development, lease, or sale of the ARID.

Insurance

Currently, the only insurance we maintain is workers compensation coverage on our directors, officers and employees. We are currently in the process of obtaining liability insurance for directors and officers. We are also in the process of obtaining offensive patent insurance for the patent pending on the ARID tool and process. Once field tests of the ARID tool are completed, we anticipate obtaining applicable insurance coverage for our future operations. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have one full time employee and one part time employee, along with our officers and directors. We intend to hire additional employees on an as needed basis.

Offices

Our principal executive office is located at 201 W. Lakeway, Suite 1000, Gillette, Wyoming 82718. Our telephone number is (307) 685-3122. Office space is provided to us on a rent free basis by Mr. Barritt, our president and director. It is anticipated that this arrangement will remain until we are able to generate revenue from operations. We believe that the space at this location will meet our needs for the foreseeable future.

We also maintain an office in Billings, Montana at the Transwestern One, 404 North 31st Street, Suite 406, Billings, MT 59101. Our telephone number at that location is (406) 255-7190. The lease on this premise is on a month to month basis at the rate of $330.00 per month. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space. We believe that the space at this location will meet our needs for the foreseeable future.

We also maintain an office and living quarters in Buffalo, WY at 520 West Hogerson, Buffalo, WY 828834. The lease on this premise is on a month to month basis at the rate of $1,200.00 per month. We are renting the premise from Raymond Murphy our director. We maintain this premise so our directors can travel and stay in close proximity to the Powder River Basin in Wyoming, while field tests of the ARID tool are in progress. It is anticipated that this arrangement will remain until we complete field tests of the ARID tool.

Risks associated with BIG CAT ENERGY CORPORATION.

  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

  We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

  We were incorporated on June 19, 1997 and while we operated as a mineral exploration corporation, we did not generate revenues. We have changed our business focus to technologies and equipment related to fluid redistribution for the oil and gas industry, however, we have just started our proposed business operations. Further, we have not generated any revenues in our new business area. Therefore, we have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $263,883. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to attract customers who will use our services and lease or purchase our equipment.
*	our ability to generate revenues through the sales of our services and leasing or selling of our equipment.

  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

  If we do not attract customers, we will not make a profit which ultimately will result in a cessation of operations.

  We have no customers. We have identified potential customers but we cannot guarantee we ever will have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

  If we do not make a profit, we may have to suspend or cease operations.

  Because we are small and are in the process of generating capital, at this time we must limit marketing of our fluid redistribution technology and related equipment. The leasing and/or sale of the fluid redistribution technology and related equipment are how we will initially generate revenues. Because we will be limiting our marketing activities during the start up of operations, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

  Because our officers and directors do not have prior experience in the marketing of products or services, we may have to hire individuals or suspend or cease operations.

  Because our officers and directors do not have prior experience in the marketing of products or services, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

  Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

  Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

  Because our officers and directors have no experience with respect to our managerial and organizational structure, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

  Our officers and directors have no previous experience with public companies. They are, however, now responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC.

Risks associated with our securities:
  Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

  Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

  NASD sales practice requirements may limit a stockholders ability to buy and sell our stock.

  The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

  Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

  There is currently a limited public trading market for our common stock on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol BCTE. Therefore there you may have difficulty reselling your shares.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any property other than fourteen (14) ARID tools.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During our fourth quarter ending April 30, 2006, there were no matters submitted to a vote of the Company's stockholders other than the the change our name from Big Cat Mining Corporation to Big Cat Energy Corporation. The change was approved by the consent of 9,000,000 shares of common stock. The 9,000,000 shares were owned by our officers and directors. No other persons vote nor was a proxy solicited. An information statement regarding the foregoing was filed with the Securities and Exchange Commission and sent to all shareholders of record.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol BCTE. Our common stock began trading on the Bulletin Board on May 6, 2004.

The following table shows the high and low bid price for our common shares for the quarters indicated.

	HIGH ($)	LOW ($)
2006
2/1/06 - 4/30/06	$3.00	$1.50
11/01/05 - 1/31/06	$2.00	$1.50

2005
8/1/05 - 10/31/05	$2.00	$1.80
5/1/05 - 7/31/05	$1.80	$1.26
2/1/05 - 4/30/05	$1.75	$1.26
11/01/04 - 1/31/05	$1.75	$1.26

2004
8/1/04 - 10/31/04	$1.75	$1.26
5/1/04 - 7/31/04	$1.75	$1.26
2/1/04 - 4/30/04	$1.75	$1.26

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of June 1, 2006, we have 23,464,000 shares issued and outstanding. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have approximately forty beneficial shareholders.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.     PLAN OF OPERATIONS.

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our current business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. We raised $395,000 gross proceeds, $394,951 net proceeds through a series of private placements. We believe the $394,951 will fund operations for at least one year.

Other than field testing and continuing development of the ARID, we will not be conducting any product research or development. Further we do not expect significant changes in the number of employees.

Our specific goal is to complete the field testing and development of the ARID, and establish a market for the ARID. Once we have completed the field tests of the ARID and started our direct marketing to oil and gas well operators, we will begin full operations and start to lease the ARID to the oil and gas well operators. At this time we can not estimate when we will generate revenue.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about our current operations upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues from current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the possibility that there is a lack of a sales market for our products, and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

Since Initiating Our Current Business Focus

We began our current focus of fluid redistribution in connection with drilling for coal bed methane.

Our net loss since our beginning our current business operation is $97,094, of which $33,380 is for professional fees.

Since changing our business focus, we sold 9,900,000 restricted shares of common stock to Timothy Barritt, Ray Murphy and Richard Stockdale, our officers and directors, pursuant the exemption from registration contained in section 4(2) of the Securities Act of 1934.

Liquidity and capital resources

We believe that we have enough money to sustain operations for twelve months, but we cannot guarantee we will be able to remain in business. Our key to remaining in business is selling or leasing our equipment to customers, or licensing our technology to customers. If we are unable to successfully attract customers, we may quickly use up our money and will need to find alternative sources of money, like a public offering, a private placement of securities, or loans from our officers and directors or others in order for us to maintain our operations. Our officers and directors are committed to loan us money for our operations, however, there is no legally enforceable agreement in place that would require them to do so. At the present time, we have not made any arrangements to raise additional money. If we need additional money and can't raise it, we will either have to suspend operations until we do raise the money, or cease operations entirely. We believe that the money we have now will allow us to operate for one year. Other than as described in this paragraph, we have no other financing plans.

As of the date of this prospectus, we have yet to generate revenues from our current business operations.

As of April 30, 2006, our total assets were $355,860, comprised of $324,989 of cash, and $30,871 of intangible assets, net of amortization. Our total liabilities were $81,918, comprised of $30,300 of accounts payable, and debt to related parties of $51,618.

Should we not be able to maintain operations, we will suspend operations until additional capital is available to us, or we will cease operations. Our management has no intention for us, if we cease operations, to negotiation with potential acquisition candidates.

Liquidity and Capital Resources

On April 28, 2006, we completed a private placement of securities and raised gross proceeds of $395,000. The net proceeds to us was $394,951. We sold a total of 8,400,000 shares of common stock to fifteen investors at prices ranging from $0.01 per share to $0.05 per share. We believe that the net proceeds will last at least one year. We issued the foregoing 8,400,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29, (hereinafter ASFAS No. 148). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67 (hereinafter ASFAS No. 152), which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (hereinafter ASOP 04-2. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Companys financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (hereinafter ASFAS No. 151. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004),Share-Based Payments (hereinafter ASFAS No. 123. This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disputes or disagreements with our accountants or accounting and financial disclosure. Our Certified Public Accountants are Cordovano and Honeck, P.C., Certified Public Accountants, 201 Steele Street, Suite 300, Denver, Colorado 80206-5221.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.     OTHER INFORMATION.

None

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of our directors and officers is set forth below:

Name	Age	Position Held

Timothy G. Barritt	56	President, Principal Executive Officer, and Director
Richard G. Stockdale	62	Director
Raymond P. Murphy	48	Director
Robert Goodale	44	Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer

Our directors serve until our next annual meeting of the stockholders or until he or she resigns if earlier. The Board of Directors appoints the officers and their terms of office are at the discretion of the Board of Directors.

Timothy G. Barritt has been our president, chief executive officer, and director since January 20, 2006. On February 17, 2006, Richard G. Stockdale was appointed to the Board of Directors, and was also appointed treasurer and principal financial officer. On June 21, 2006, Mr. Stockdale resigned as treasurer and principal financial officer. Mr. Stockdale continues to retain his position as a director. On February 17, 2006, Raymond P. Murphy was appointed to the Board of Directors, and was also appointed secretary. On June 21, 2006, Mr. Murphy resigned as secretary. Mr. Murphy continues to retain his position as a director. On June 21, Robert Goodale was appointed secretary, treasurer, and principal financial officer. The persons named above are expected to hold his or her offices/positions until the next annual meeting of our stockholders.

Timothy G. Barritt - President, Principal Executive Officer, and Director.

On January 20, 2006, Timothy Barritt was appointed to our board of directors. Mr. Barritt was also appointed president and principal executive officer. Since 1996 Mr. Barritt has owned and operated TYVO, LLC which operates three portable drilling rigs in the methane industry as well as in the water industry. Since July 2005, Mr. Barritt has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation which sold its assets in the transaction described above.

Richard G. Stockdale - Director

Since February 17, 2006, Mr. Stockdale has been treasurer, principal financial officer, principal accounting officer and a member of the board of directors. Mr. Stockdale, on June 21, 2006, resigned as our treasurer and principal financial officer. Mr. Stockdale continues to retain his position as a director. Since November 2002, Mr. Stockdale has owned and operated Stockdale Consulting, LLC, which is engaged in the business of hydro-geologic investigations, water well design, drilling supervision, well development techniques, pump testing, water analysis, compilation of data, and publishing reports. From January 2001 to March 2003, Mr. Stockdale was the Deputy Wyoming State Engineer. Since July, 2005, Mr. Stockdale has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation which sold its assets in the transaction described above.

Raymond P. Murphy - Director

Since February 17, 2006, Mr. Murphy has been secretary and a member of the board of directors. Mr. Murphy, on June 21, 2006, resigned as our secretary. Mr. Murphy continues to retain his position as a director. Since January 2003, Mr. Murphy has been an independent consulting oil and gas geologist in Phoenix Arizona. Since July 2005, Mr. Murphy has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation which sold its assets in the transaction described above. From December 1999 to November 2002, Mr. Murphy was a regulatory specialist/geo-hydrologist for Williams Production RMT Company, Gillette, Wyoming responsible for permitting, reporting and compliance of byproduct water from coal bed methane operations. Mr. Murphy holds a Bachelor of Science degree in geology and biology from Chadron State College, Chardon, Nebraska.

Robert Goodale - Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer

Since June 21, 2006, Mr. Goodale has been secretary, treasurer, and principal financial officer. Since November 1994, Mr. Goodale has been practicing as an attorney and CPA in Billings, Montana, as a sole practitioner. Mr. Goodale's legal and accounting practice focused on tax, business, and commercial transactions. Since January 2000, Mr. Goodale has also been President and principal owner of Exchange & Closing Company, which acts as a Qualified Intermediary and Escrow for clients engaged in real and personal property tax deferred exchanges. Mr. Goodale holds a Juris Doctor degree from the University of Montana School Law and a LL. M. in Taxation from the University of Florida College of Law.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our business operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We do not have a separately-designated audit committee of the board. As a result, our entire board of directors constitutes our audit committee.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We do not have a disclosure committee or disclosure committee charter.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all section 16(a) forms they file. None of our officers and directors have filed any reports required by section 16(a) of the Exchange Act and are therefore delinquent in connection therewith.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. Our fiscal year end is April 30. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
Timothy J. Barritt	2006	85,000	0	0	0	0	0	0
President & Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Ray Murphy	2006	85,000	0	0	0	0	0	0
President and	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0

Richard Stockdale	2006	85,000	0	0	0	0	0	0
Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
Robert Goodale	2006	42,500	0	0	0	0	0	0
Secretary and	2005	0	0	0	0	0	0	0
Treasurer	2004	0	0	0	0	0	0	0

Craig Christy	2006	0	0	0	0	0	0	0
President & Director	2005	0	0	0	0	0	0	0
(resigned B 2006)	2004	0	0	0	0	0	0	0

Phil Mudge	2006	0	0	0	0	0	0	0
Secretary & Director	2005	0	0	0	0	0	0	0
(resigned - 2006)	2004	0	0	0	0	0	0	0

All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
Timothy J. Barritt [1]	3,000,000	12.79%
3 Materi Cut Across Road
P. O. Box 500
Upton, WY 82730

Ray Murphy [1]	3,000,000	12.79%
18038 W. Marshall Ct.
Litchfiled Park, AZ 85340

Richard Stockdale [1]	3,000,000	12.79%
1704 Cheshire Dr.
Cheyenne WY 82001

All officers and directors as	9,000,000	38.37%
a group (3 Individuals)

Michael Schaefer	1,500,000	6.39%
25 Burger Lane
Buffalo, WY 82834

Dev Randhavwa	1,500,000	6.39%
810-1708 Dolphin Ave.
Kelowna, British Columbia
Canada V1Y 9S4

Anastaios Papadimas	2,000,000	8.52%
Terma Iras
Argos, Argolidos 21200
Greece

KD Tsirigotis	2,000,000	8.52%
Prosimni, T.T. #218
Argolidos 21200
Greece

[1]     The persons named above may be deemed to be "parents" and "promoters" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his or her direct and indirect stock holdings.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 24, 2006, we entered into an asset purchase agreement with TDR Group LLC, a Wyoming Limited Liability Corporation owned and controlled by our officers and directors, wherein we acquired assets consisting of the present technology and design relating to fluid redistribution in well bore environments and fluid redistribution systems as described and claimed in the U.S. provisional utility patent application of the TDR Group, LLC and any subsequent priority application thereof (the "Invention"). These assets included not only the technology and design of the Invention as intangible assets, but also all corresponding patent applications for United States or foreign patents for the Invention, any and all right to file applications for patent for the Invention, and the actual corresponding patent rights. We acquired the assets in consideration of the issuance of 12,450,000 restricted shares of our common stock.

RD Capital, Inc., a then affiliate under common control, advanced us $33,697 for working capital during the year ended April 30, 2006, increasing the obligation owed to RD Capital to $45,164. TRD Group LLC, a then affiliate under common control, advanced us $6,454 for working capital during the year ended April 30, 2006, the obligation owed to TDR Group LLC is $6,454. The advances are interest free and are due on demand. The advances are included in the financial statements as Indebtedness to related parties. Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

An affiliate contributed office space to us at no charge for the period from January 1, 2000 through April 30, 2003. The use of such office space was valued in the accompanying financial statements based on rates for similar space in the local area.

Certain officers contributed their time and effort to us at no charge for the period from January 1, 2000 through April 30, 2003. The time and effort was valued in the accompanying financial statements based on prevailing rates for such labor in the local market.

PART IV

ITEM 13.     EXHIBITS.

Exhibits

The following Exhibits are incorporated herein by reference from our Form 100-SB Registration Statement filed with the Securities and Exchange Commission, SEC file #0-49870 filed on June 17, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.

The following documents are incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission for the period ending April 30, 2005:

Exhibit No.	Document Description
14.1	Code of Ethics.

The following documents are incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission for the period ending January 31, 2006:

Exhibit No.	Document Description
10.1	Asset Purchase Agreement

The following exhibits are filed with this Form 10-KSB:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:
2006	$	_________	Cardovano & Honeck, P.C., Certified Public Accountants
2005		$4,000.00	Cardovano & Honeck, P.C., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:
2006	$	_________	Cardovano & Honeck, P.C., Certified Public Accountants
2005		$0.00	Cardovano & Honeck, P.C., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2006	$	_________	Cardovano & Honeck, P.C., Certified Public Accountants
2005		$0.00	Cardovano & Honeck, P.C., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2006	$	________	Cardovano & Honeck, P.C., Certified Public Accountants
2005		$0.00	Cardovano & Honeck, P.C., Certified Public Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of August, 2006.

BIG CAT ENERGY CORPORATION

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	ROBERT GOODALE
Robert Goodale, Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

TIMOTHY BARRITT	President, Principal Executive Officer,	August 3, 2006
Timothy Barritt	and a member of the Board of Directors.

RAY MURPHY	Director	August 3, 2006
Ray Murphy

RICHARD G. STOCKDALE	Director	August 3, 2006
Richard G. Stockdale