Form 10KSB/A
period 2006-04-30
BIG CAT ENERGY CORP
filed 2006-09-21
CIK 1089272

============================================================================================

FORM 10-KSB/A-1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 21, 2006: $21,696,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 21, 2006: 23,464,000 shares of common stock.

TABLE OF CONTENTS

Page

PART II
Item 6. Plan of Operations	3

PART III
Item 7. Financial Statements	7

PART IV
Item 13. Exhibits	21
Item 14. Principal Accounting Fees and Services	21

PART II

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

As of the date of this report, we have yet to generate revenues from our current business operations.

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

PART III

ITEM 7.     FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(Formerly Big Cat Mining Corporation)
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet at April 30, 2006	F-2

Statements of Operations for the years ended April 30, 2006 and 2005, and from
June 17, 1997 (inception) through April 30, 2006	F-3

Statement of Changes in Shareholders' Equity for the period from
June 17, 1997 (inception) through April 30, 2006	F-4 & F-5

Statements of Cash Flows for the years ended April 30, 2006 and 2005, and from
June 17, 1997 (inception) through April 30, 2006	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Big Cat Energy Corporation (formerly Big Cat Mining Corporation):

We have audited the accompanying balance sheet of Big Cat Energy Corporation (a development stage company) as of April 30, 2006, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2006 and from June 19, 1997 (inception) through April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Energy Corporation as of April 30, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2006 and from June 19, 1997 (inception) through April 30, 2006 in conformity with auditing standards generally accepted in the United States of America.

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

CORDOVANO AND HONECK LLP
Cordovano and Honeck LLP
Englewood, Colorado
September 7, 2006

BIG CAT ENERGY CORPORATION
(formerly Big Cat Mining Corporation)
(A Development Stage Company)
Balance Sheet
April 30, 2006

Assets
Cash	$325,018
Deferred costs (Note 1)	23,990

$349,008

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable:
Related parties (Note 2)	$2,796
Other	18,734
Accrued liabilities	12,770
Indebtedness to related parties (Note 2)	51,618

Total current liabilities	85,918

Commitments (Note 4)	-

Shareholders' equity (Note 3):
Common stock, $.0001 par value; 100,000,000 shares authorized,
23,464,000 shares issued and outstanding	2,346
Additional paid-in capital	538,469
Deficit accumulated during development stage	(277,725)

Total shareholders' equity	263,090

$349,008

See accompanying notes to financial statements

BIG CAT ENERGY CORPORATION
(formerly Big Cat Mining Corporation)
(A Development Stage Company)
Statements of Operations

	For the Years Ended April 30,		June 19, 1997 (Inception) Through April 30,
	2006	2005	2006
Costs and expenses:
Contributed services (Note 2).	$-	$-	$5,700
Contributed rent (Note 2).	-	-	4,000
Compensation and benefits.	58,322	2,851	74,492
Professional fees.	49,600	8,049	126,054
Filing and transfer agent fees.	2,063	1,685	7,175
Mineral option fees	15,336	10,296	28,586
Oil and gas leasing and permit fees	11,327	-	11,327
Other general and administrative expenses	8,534	258	20,341
Stock-based compensation - organization costs	-	-	50

Loss before income taxes.	(145,182)	(23,139)	(277,725)

Income tax provision (Note 5)	-	-	-

Net loss	$(145,182)	$(23,139)	$(277,725)

Basic and diluted loss per share	$(0.07)	$(0.02)

Weighted average common shares outstanding.	1,942,846	1,114,000

See accompanying notes to financial statements

BIG CAT ENERGY CORPORATION
(formerly Big Cat Mining Corporation)
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

				Deficit Accumulated	Cumulative Translation Adjustment
	Common Stock		Additional Paid-in	During Development	Other Comprehensive
	Shares	Par Value	Capital	Stage	Loss	Total
Balance at inception
June 19, 1997	-	$-	$-	$-	$-	$-

June 1997, issuance of common stock
for services, at fair value ($.0001 per share) (Note 2)	500,000	50	-	-	-	50
Net loss	-	-	-	(50)	-	(50)

Balance at April 30, 1998	500,000	50	-	(50)	-	-

Net loss	-	-	-	-	-	-

Balance at April 30, 1999	500,000	50	-	(50)	-	-

Contributed services (Note 2)	-	-	500	-	-	500
Contributed rent (Note 2)	-	-	400	-	-	400
Net loss	-	-	-	(900)	-	(900)

Balance at April 30, 2000	500,000	50	900	(950)	-	-

Contributed services (Note 2)	-	-	500	-	-	500
Contributed rent (Note 2)	-	-	1,200	-	-	1,200
Net loss	-	-	-	(2,179)	-	(2,179)

Balance at April 30, 2001	500,000	50	2,600	(3,129)	-	(479)

April, 2002, sale of common stock
(Note 3) ($.10 per share)	791,000	79	79,021	-	-	79,100
April 2002, common stock subscribed
(Note 3) ($.10 per share)	323,000	32	32,268	-	-	32,300
Cancellation of common stock (Note 2)	(500,000)	(50)	-	-	-	(50)
Contributed services (Note 2)	-	-	2,050	-	-	2,050
Contributed rent (Note 2)	-	-	1,200	-	-	1,200
Expenses paid on behalf of Company (Note 2)	-	-	725	-	-	725
Net loss	-	-	-	(9,668)	-	(9,668)

Balance at April 30, 2002	1,114,000	111	117,864	(12,797)	-	105,178

See accompanying notes to financial statements

BIG CAT ENERGY CORPORATION
(formerly Big Cat Mining Corporation)
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

				Deficit Accumulated	Cumulative Translation Adjustment
	Common Stock		Additional Paid-in	During Development	Other Comprehensive
	Shares	Par Value	Capital	Stage	Loss	Total

Contributed services (Note 2)	-	-	2,650	-	-	2,650
Contributed rent (Note 2)	-	-	1,200	-	-	1,200
Net loss	-	-	-	(54,086)	-	(54,086)

Balance at April 30, 2003	1,114,000	111	121,714	(66,883)	-	54,942

Comprehensive loss:
Net loss	-	-	-	(42,521)	-	(42,521)
Cumulative translation adjustment	-	-	-	-	(205)	(205)
Comprehensive loss	-	-	-	-	-	(42,726)

Balance at April 30, 2004	1,114,000	111	121,714	(109,404)	(205)	12,216

Comprehensive loss:
Net loss	-	-	-	(23,139)	-	(23,139)
Cumulative translation adjustment	-	-	-	-	26	26
Comprehensive loss	-	-	-	-	-	(23,113)

Balance at April 30, 2005	1,114,000	111	121,714	(132,543)	(179)	(10,897)

March 2006, common stock issued to officers and
directors through Asset Purchase Agreement (Note 2)	12,450,000	1,245	22,745	-	-	23,990
March 2006, common shares sold in private
placement offering ($.01 per share) (Note 3)	2,500,000	250	24,750	-	-	25,000
March and April 2006, common shares sold in private
placement offering ($.05 per share) (Note 3)	7,400,000	740	369,260	-	-	370,000
Comprehensive loss:
Net loss	-	-	-	(145,182)	-	(145,182)
Cumulative translation adjustment	-	-	-	-	179	179
Comprehensive loss	-	-	-	-	-	(145,003)

Balance at April 30, 2006	23,464,000	$2,346	$538,469	$(277,725)	$-	$263,090

See accompanying notes to financial statements

BIG CAT ENERGY CORPORATION
(formerly Big Cat Mining Corporation)
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended April 30,		June 19, 1997 (inception) Through April 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(145,182)	$(23,139)	$(277,725)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed services (Note 2)	-	-	5,700
Contributed rent (Note 2)	-	-	4,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	31,724	75	34,300
Net cash used in
operating activities	(113,458)	(23,064)	(233,725)

Cash flows from investing activities:
Deferred cost expenditures	(4,884)	-	(4,884)
Net cash used in
investing activities	(4,884)	-	(4,884)

Cash flows from financing activities:
Expenses paid on behalf of the Company by related party	-	-	725
Proceeds from working capital advances (Note 2)	40,151	11,467	51,618
Proceeds from the sale of common stock	395,000	-	506,400
Net cash provided by
financing activities	435,151	11,467	558,743

Effect of exchange rate changes on cash	179	26	-
Net change in cash and
cash equivalents	321,872	(11,571)	325,018

Cash and cash equivalents:
Beginning of year	3,146	14,717	-
End of year	$325,018	$3,146	$325,018

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Noncash investing and financing transactions:
Common stock issued to officers and directors
through Asset Purchase Agreement (Note 2)	$4,884	$-	$4,884

See accompanying notes to financial statements

BIG CAT MINING CORPORATION
(A Development Stage Company)
Notes to Financial Statements

(1)     Summary of Significant Accounting Policies

Organization and Basis of Presentation

Big Cat Energy Corporation (the "Company") was incorporated as "Big Cat Investment Services" on June 19, 1997 in the State of Nevada. The Company changed its name to "Big Cat Mining Corporation" on July 31, 2001 and then changed its name to "Big Cat Energy Corporation" on March 29, 2006.

The Company is in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.The Company has been in the development stage since inception and has no revenue-producing operations to date.

Big Cat Energy Corporation (the "Company") was incorporated on June 19, 1997 as Big Cat Investment Services, Inc. under the laws of the State of Nevada to engage in any lawful corporate purpose. The Company changed its name to Big Cat Mining Corporation on July 31, 2001, when management determined that the Company would acquire and explore a Wollastonite property in Northern British Columbia. On September 28, 2001, the Company entered into a mineral option agreement with Spirit Energy Corp. of Vancouver, British Columbia to acquire a 50% interest in 14 Wollastonite Claims in the Liard Mining Division of British Columbia. This acquisition was the first material business which the Company undertook. The Company obtained an independent review of the project which confirmed that the project was worthy of further development, however, the Company was unable to attract financing to complete a further $2,333,000 in exploration on the property which was necessary for the Company to earn a 50% undivided interest. One month before the end of the fiscal quarter ended January 31, 2006, management signed a letter agreement terminating the option agreement on the property.

On January 24, 2006, the Company entered into an Asset Purchase Agreement with TDR Group LLC of Wyoming to acquire assets consisting of the present technology and design relating to fluid redistribution in well bore environments and fluid redistribution systems as described and claimed in the U.S. provisional utility patent application of the TDR Group LLC (the "Intellectual Property").

On March 13, 2006 the Company closed the transaction and delivered 12,450,000 restricted shares of common stock to TDR Group LLC. The issuance of the 12,450,000 shares totaled approximately 91.8% of the Company's issued and outstanding common shares and resulted in a change in control of the Company. The assets purchased include not only the technology and design of the Intellectual Property as intangible assets but also all corresponding patent applications for the United States or foreign patents for the Intellectual Property, any and all right to file applications for patent for the Intellectual Property and the actual corresponding patent rights (see Note 2).

Since closing on the Asset Purchase Agreement, the Company has been engaged in the business of developing technologies and equipment related to fluid redistribution for the oil and gas industry.

The Company has no plans to change its planned business activities or to combine with another business, and management not aware of any events or circumstances that might cause these plans to change. The plan of operation is forward looking and there is no assurance that the plan of operation will be successful. The Company's prospects for profitability are not favorable unless it can market, sell, or lease its fluid redistribution technology and equipment to oil and gas companies.

In the course of its past development activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company plans to finance its operations, in the short-term, with debt and equity financing, and, in the longer term, with revenues from the sale of fluid redistribution technology and equipment. Inherent in the Company's business, however, are various risks and uncertainties, including its limited operating

BIG CAT MINING CORPORATION
(A Development Stage Company)
Notes to Financial Statements

history, historical operating losses, dependence upon strategic alliances, and the limited success of start-up companies. The Company's ability to continue as a going concern is dependent upon successful completion of additional financings and ultimately, upon achieving profitable operations.

On May 3, 2006 the Company changed its name to Big Cat Energy Corporation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at April 30, 2006.

Deferred Costs

Deferred costs consist of costs incurred to acquire patents that have not been granted. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. Amortization commences once a patent is granted.

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. The Company recorded no impairments as of April 30,2006.

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

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts payable and accrued liabilities. At April 30, 2006, the Company believes that the fair value of its financial instruments approximate their carrying values based on their terms.

BIG CAT MINING CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of April 30, 2006.

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

At April 30, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

BIG CAT MINING CORPORATION
(A Development Stage Company)
Notes to Financial Statements

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

(2)     Related Party Transactions

Asset Purchase Agreement
 On March 13, 2006, the Company acquired Intellectual Property (see Note 1) from TDR Group LLC ("TDR Group"), an affiliate owned by the Company's officers and directors that also hold a majority ownership in the Company. The Company acquired the assets to expedite its business plan and facilitate equity financing.

Because the transaction occurred between related parties under common control, the assets acquired by the Company were recorded at the predecessor's historical cost basis, or $23,990. The Company acquired the assets in exchange for 12,450,000 restricted shares of its common stock.

Indebtedness to Related Parties
 RD Capital, Inc. ("RD Capital"), a former affiliate that was controlled by the Company's previous management, advanced the Company $33,697 and $11,467 for working capital during the years ended April 30, 2006 and 2005, respectively. No scheduled maturity exists for the advances, which are interest free and due on demand. The advances, totaling $45,164, are included in the financial statements as "Indebtedness to related parties". Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

TDR Group, LLC ("TDR Group"), an affiliate under common control, advanced the Company $6,454 for working capital during the year ended April 30, 2006. No scheduled maturity exists for the advances, which are interest free and due on demand. The advances are included in the financial statements as "Indebtedness to related parties". Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

Contributed Rent and Services
 RD Capital contributed office space to the Company at no charge for the period from January 1, 2000 through April 30, 2003. The use of such office space was valued in the accompanying financial statements based on rates for similar space in the local area.

Certain officers contributed their time and effort to the Company at no charge for the period from January 1, 2000 through April 30, 2003. The time and effort was valued in the accompanying financial statements based on prevailing rates for such labor in the local market.

Common Stock Transactions
 In April 2002, the Company's CFO purchased 513,000 shares of the Company's common stock pursuant to a private offering (see Note 3). The CFO purchased the shares for $51,300, or $.10 per share.

BIG CAT MINING CORPORATION
(A Development Stage Company)
Notes to Financial Statements

In June 1997, the Company issued 500,000 shares of its common stock to founders in exchange for organizing the Company. The common stock was valued at $50 as determined in good faith by the Board of Directors. In March 2002, the Company cancelled the 500,000 shares of common stock.

(3)     Shareholders' Equity

Private Offerings
 During March 2006, the Company sold 2,500,000 restricted shares of its common stock for proceeds of $25,000, or $0.01 per share. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and director.

During March and April 2006, the Company sold 7,400,000 restricted shares of its common stock for proceeds of $370,000, or $0.05 per share. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and director.

The Company commenced an offering, pursuant to an exemption from registration requirements under Regulation S of the Securities Act of 1933, in December 2001 and closed such offering in April 2002. The Company received $111,400 in offering proceeds from the sale of 1,114,000 shares of its common stock at a price of $.10 per share.

(4)     Commitments

On September 28, 2001, the Company and Canadian Spirit Resources, Inc. ("Spirit") (formerly Spirit Energy Corp.), a British Columbia corporation, entered into an Option Agreement (the "Agreement"). Under the terms of the Agreement, Spirit granted to the Company the sole and exclusive right and option to acquire an undivided 50 percent of the right, title and interest in certain mining claims located in the Liard Mining Division of British Columbia, in exchange for agreeing to fund an exploration program and to pay to Spirit a royalty upon commencement of production. During the years ended April 30, 2006 and 2005, the Company paid Spirit $15,336 and $10,296, respectively, for mineral claim extensions and rental fees.

Exploration Funding Commitment
 If the Company had acted on the option, it would have been committed to incur exploration expenditures on the mining claims in accordance with the following schedule:

BIG CAT MINING CORPORATION
(A Development Stage Company)
Notes to Financial Statements

		* Amount in Commitment
		Stated in
		$CAN	or	$US
	December 31, 2005	$500,000		$425,026
	December 31, 2006	1,000,000		$850,051
	December 31, 2007	2,000,000		$1,700,102
		$3,500,000		$2,975,179

*

The amount of the commitment would change in the foreseeable future, as the Agreement is stated in Canadian dollars. The exchange rate used in the above table was approximately $1.18 (Canadian) to $1.00 (US.)

Commitment to Make Royalty Payments
 Upon commencement of production, the Company would have been required to pay to Spirit a three percent (3%) net smelter returns royalty per annum.

Termination
 The Company gave notice to Spirit to terminate the Option Agreement effective December 31, 2005.

(5)     Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended April 30, 2006 and 2005:

	Years Ended
	April 30,
	2006	2005
U.S. statutory federal rate	27.40%	15.00%
Permanent differences	-0.14%	0.00%
Net operating loss for which no tax
benefit is currently available	-27.26%	-15.00%
	0.00%	0.00%

At April 30, 2006, deferred taxes consisted of a net tax asset of $61,674, due to operating loss carryforwards of $267,268, which was fully allowed for in the valuation allowance of $61,674. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for years ended April 30, 2006 and 2005 were $39,576 and $3,471, respectively. Net operating loss carryforwards will expire through 2026.

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

When the Company undergoes an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change may be subject to an annual limitation which could reduce or defer the utilization of those losses.

BIG CAT MINING CORPORATION
(A Development Stage Company)
Notes to Financial Statements

(6)     Concentration of Credit Risk

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (FDIC). The loss that would have resulted from that risk totaled $252,246 at April 30, 2006, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by federal insurance. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk to cash.

(7)     Subsequent Events

From May through July 2006, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and director. Following the above sales, the Company's common stock increased to 27,529,000 shares issued and outstanding.

PART IV

ITEM 13.     EXHIBITS.

Exhibits

The following exhibits are filed with this amended Form 10-KSB:

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:
2006	$4,500.00	Cordovano & Honeck, P.C., Certified Public Accountants
2005	$4,000.00	Cordovano & Honeck, P.C., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:
2006	$0.00	Cordovano & Honeck, P.C., Certified Public Accountants
2005	$0.00	Cordovano & Honeck, P.C., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2006	$0.00	Cordovano & Honeck, P.C., Certified Public Accountants
2005	$0.00	Cordovano & Honeck, P.C., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2006	$0.00	Cordovano & Honeck, P.C., Certified Public Accountants
2005	$0.00	Cordovano & Honeck, P.C., Certified Public Accountants

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of September, 2006.

BIG CAT ENERGY CORPORATION

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	ROBERT GOODALE
Robert Goodale, Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

TIMOTHY BARRITT	President, Principal Executive Officer,	September 21, 2006
Timothy Barritt	and a member of the Board of Directors.

RAY MURPHY	Director	September 21, 2006
Ray Murphy

RICHARD G. STOCKDALE	Director	September 21, 2006
Richard G. Stockdale