Form 10QSB
period 2006-07-31
BIG CAT ENERGY CORP
filed 2006-09-28
CIK 1089272

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

Commission file Number: 000-49870

BIG CAT ENERGY CORPORATION
 (Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 West Lakeway
Suite 1100
Gilette, WY 82718
 (Address of principal executive offices)

(307) 685-3122
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,529,000 common shares as at September 27, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(check one): Yes [X] No [ ]

============================================================================================

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART I.	FINANCIAL INFORMATION		3

	ITEM 1.	FINANCIAL STATEMENTS	3

		Condensed Balance Sheet as of July 31, 2006 (Unaudited)	3

		Condensed Statements of Operations for the three months ended July 31, 2006 and 2005, and for the period from June 19, 1997 (inception) through July 31, 2006 (Unaudited)	4

		Condensed Statements of Changes in Stockholders' Equity for three months ended July 31, 2006 and 2005, and for the period from June 19, 1997 (inception) through July 31, 2006 (Unaudited)	5-6

		Condensed Statements of Cash Flows for the three months ended July 31, 2006 and 2005, and for the period from June 19, 1997 (inception) through July 31, 2006 (Unaudited)	7

		Notes to Unaudited Condensed Financial Statements	8

	ITEM 2.	PLAN OF OPERATION	11

	ITEM 3.	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION		14

	ITEM 6.	EXHIBITS	14

	SIGNATURES		15

Index

PART I.

ITEM 1.     FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheet
July 31, 2006
(Unaudited)

Assets
Current assets:
Cash	$1,764,394
Inventory, at cost	2,470
Total current assets	1,766,864

Equipment, net	1,059
Oil and Gas Properties-Undeveloped Properties (Note 4)	350,951
Deferred costs	31,227

$2,150,101

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable:
Related parties (Note 2)	$348
Other	35,964
Accrued liabilities	14,248
Indebtedness to related parties (Note 2)	6,454

Total current liabilities	57,014

Shareholders' equity (Note 3):
Common stock, $.0001 par value; 100,000,000 shares authorized,
27,529,000 shares issued and outstanding	2,753
Additional paid-in capital	2,581,986
Deficit accumulated during development stage	(491,652)

Total shareholders' equity	2,093,087

$2,150,101

See accompanying notes to condensed, unaudited financial statements

Index

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended July 31,		June 19, 1997 (Inception) Through July 31,
	2006	2005	2006
Costs and expenses:
Contributed services (Note 2)	$--	$--	$5,700
Contributed rent (Note 2)	--	--	4,000
Compensation and benefits	101,308	1,148	175,800
Professional fees	32,501	500	158,555
Filing and transfer agent fees	3,259	1,200	10,434
Mineral option fees	--	1,191	28,586
Oil and gas leasing and permit fees	11,689	--	23,016
Rent, related party (Note 2)	3,600	--	3,600
Depreciation	56	--	56
Other general and administrative expenses	61,514	60	81,855
Stock-based compensation - organization costs	--	--	50

Loss before income taxes	(213,927)	(4,099)	(491,652)

Income tax provision (Note 5)	--	--	--

Net loss	$(213,927)	$(4,099)	$(491,652)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding	24,579,833	1,114,000

See accompanying notes to condensed, unaudited financial statements

Index

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
(Unaudited)

				Deficit Accumulated	Cumulative Translation Adjustment
	Common Stock		Additional Paid-in	During Development	Other Comprehensive
	Shares	Par Value	Capital	Stage	Loss	Total
Balance at inception
June 19, 1997	--	$--	$--	$--	$--	$--

June 1997, issuance of common stock
for services, at fair value ($.0001 per share)	500,000	50	--	--	--	50
Net loss	--	--	--	(50)	--	(50)

Balance at April 30, 1998	500,000	50	--	(50)	--	--

Net loss	--	--	--	--	--	--

Balance at April 30, 1999	500,000	50	--	(50)	--	--

Contributed services	--	--	500	--	--	500
Contributed rent	--	--	400	--	--	400
Net loss	--	--	--	(900)	--	(900)

Balance at April 30, 2000	500,000	50	900	(950)	--	--

Contributed services	--	--	500	--	--	500
Contributed rent	--	--	1,200	--	--	1,200
Net loss	--	--	--	(2,179)	--	(2,179)

Balance at April 30, 2001	500,000	50	2,600	(3,129)	--	(479)

April, 2002, sale of common stock
($.10 per share)	791,000	79	79,021	--	--	79,100
April 2002, common stock subscribed
($.10 per share)	323,000	32	32,268	--	--	32,300
Cancellation of common stock (Note 2)	(500,000)	(50)	--	--	--	(50)
Contributed services	--	--	2,050	--	--	2,050
Contributed rent	--	--	1,200	--	--	1,200
Expenses paid on behalf of Company (Note 2)	--	--	725	--	--	725
Net loss	--	--	--	(9,668)	--	(9,668)

Balance at April 30, 2002	1,114,000	111	117,864	(12,797)	--	105,178

Contributed services	--	--	2,650	--	--	2,650
Contributed rent	--	--	1,200	--	--	1,200
Net loss	--	--	--	(54,086)	--	(54,086)

See accompanying note to condensed, unaudited financial statements

Index

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
(Unaudited)

				Deficit Accumulated	Cumulative Translation Adjustment
	Common Stock		Additional Paid-in	During Development	Other Comprehensive
	Shares	Par Value	Capital	Stage	Loss	Total

Balance at April 30, 2003	1,114,000	111	121,714	(66,883)	--	54,942

Comprehensive loss:
Net loss	--	--	--	(42,521)	--	(42,521)
Cumulative translation adjustment	--	--	--	--	(205)	(205)
Comprehensive loss	--	--	--	--	--	(42,726)

Balance at April 30, 2004	1,114,000	111	121,714	(109,404)	(205)	12,216

Comprehensive loss:
Net loss	--	--	--	(23,139)	--	(23,139)
Cumulative translation adjustment	--	--	--	--	26	26
Comprehensive loss	--	--	--	--	--	(23,113)

Balance at April 30, 2005	1,114,000	111	121,714	(132,543)	(179)	(10,897)

March 2006, common stock issued to officers and
directors through Asset Purchase Agreement	12,450,000	1,245	22,745	--	--	23,990
March 2006, common shares sold in private
placement offering ($.01 per share)	2,500,000	250	24,750	--	--	25,000
March and April 2006, common shares sold in private
placement offering ($.05 per share)	7,400,000	740	369,260	--	--	370,000
Comprehensive loss:
Net loss	--	--	--	(145,182)	--	(145,182)
Cumulative translation adjustment	--	--	--	--	179	179
Comprehensive loss	--	--	--	--	--	(145,003)

Balance at April 30, 2006	23,464,000	2,346	538,469	(277,725)	--	263,090

May through July 2006, common shares sold in private
placement offering ($.50 per share), net of offering
costs of $11,158 (Note 3) (unaudited)	4,065,000	407	2,020,935	--	--	2,021,342
July 2006, extinguishment of debt with related party
(Note 2) (unaudited)	--	--	22,582	--	--	22,582
Net loss (unaudited)	--	--	--	(213,927)	--	(213,927)

Balance at July 31, 2006 (unaudited)	27,529,000	$2,753	$2,581,986	$(491,652)	$--	$2,093,087

See accompanying notes to condensed, unaudited financial statements

Index

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended July 31,		June 19, 1997 (inception) Through July 31,
	2006	2005	2006
Net cash used in
operating activities	$(200,081)	$(2,455)	$(433,806)

Cash flows from investing activities:
Undeveloped oil and gas properties	(350,951)	--	(350,951)
Equipment purchases	(1,115)	--	(1,115)
Deferred cost expenditures	(7,237)	--	(7,237)
Net cash used in
investing activities	(359,303)	--	(359,303)

Cash flows from financing activities:
Expenses paid on behalf of the Company by related party	--	--	725
Proceeds from related party advances	--	7,403	51,618
Repayment of related party advances (Note 2)	(22,582)	--	(22,582)
Proceeds from the sale of common stock (Note 3)	2,032,500	--	2,538,900
Payments for offering costs	(11,158)	--	(11,158)
Net cash provided by
financing activities	1,998,760	7,403	2,557,503

Effect of exchange rate changes on cash	--	9	--

Net change in cash and
cash equivalents	1,439,376	4,957	1,764,394

Cash and cash equivalents:
Beginning of period	325,018	3,146	--

End of period	$1,764,394	$8,103	$1,764,394

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$--	$--	$--
Interest	$--	$--	$--
Noncash investing and financing transactions:
Common stock issued to officers and directors
through Asset Purchase Agreement	$--	$--	$4,884

See accompanying notes to condensed, unaudited financial statements

Index

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:   Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended April 30, 2006, notes and accounting policies thereto included in the Company's annual report on Form 10-KSB as filed with the SEC.

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

Note 2:   Related Party

Indebtedness to Related Parties
 RD Capital, Inc. ("RD Capital"), a former affiliate that was controlled by the Company's previous management, advanced the Company a total of $45,164 for working capital during the years ended April 30, 2006 and 2005. During the quarter ended July 31, 2006, RD Capital agreed to accept half of the balance, or $22,582, to extinguish the entire obligation. The Company paid RD Capital $22,582 in July 2006. The Company wrote-off the remaining $22,582 to additional paid-in capital.

TDR Group, LLC ("TDR Group"), an affiliate under common control, advanced the Company $6,454 for working capital during the year ended April 30, 2006. The $6,454 balance remained outstanding at July 31, 2006. No scheduled maturity exists for the advances, which are interest free and due on demand. The advances are included in the financial statements as "Indebtedness to related parties". Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

During the three months ended July 31, 2006, an officer and a shareholder paid expenses on behalf of the Company totaling $348. The $348 remained unpaid at July 31, 2006 and is included in the accompanying condensed, unaudited financial statements as accounts payable, related parties.

Rent and Services
 A director provides office space to the Company at a rate of $1,200 per month. The Company paid the director $3,600 during the three months ended July 31, 2006.

Index

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

Note 3:   Shareholders' Equity

During the three months ended July 31, 2006, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and director. The Company incurred $11,158 in costs related to the offering, which have been offset against the proceeds of the sales in additional paid-in capital.

Note 4:   Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a prospect (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on estimated gross proved reserves as determined by independent petroleum engineers.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the impairment is added to costs subject to depletion calculations.

Leasehold Acquisitions:

During the three months ended July 31, 2006, the Company acquired one (1) Oil and Gas Lease in the Sate of Wyoming for $180,648.

During the three months ended July 31, 2006, the Company acquired fifty-four (54) Oil and Gas Leases in the State of Montana for $170,303.

Index

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5:   Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6:   Concentration of Credit Risk

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

Index

ITEM 2.     PLAN OF OPERATION.

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

The assets purchased include not only the technology and design of the Invention as intangible assets but also all corresponding patent applications for United States or foreign patents for the Invention, and all rights to file applications for patent of the Invention and the actual corresponding patent rights. The assets consisting of the Invention were acquired by our company in consideration for the issuance of 12,450,000 restricted shares of our common stock. We call the Invention and its technology, process and equipment, an aquifer recharge injection device, or ARID.

We are currently in the process completing field tests of the ARID and moving towards establishing operations to lease or sell the ARID to companies involved in oil and gas exploration and development. The ARID's fluid redistribution technology and related equipment is particularly useful for oil and gas companies who are developing coal bed methane wells since the fluid redistribution technology simplifies the disposal of water associated with coal bed methane wells.

The plan of operation discussed below in this quarterly report for the three months ended July 31, 2006 reflects the operations of our current business which is to lease or sell the fluid redistribution technology and related equipment to oil and gas companies. Since the termination, on January 31, 2006, of our mineral option agreement with Spirit Energy Corp. of Vancouver, British Columbia we no longer have any interest in the Wollastonite Claims in the Laird Mining Division of British Columbia, and have ceased all business operations associated with those mining claims.

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended July 31, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

During the 1st quarter ending July 31, 2006, we obtained well data from an oil and gas company that implemented the ARID in a gas well bore in the Powder River Basin of Wyoming. We are currently assembling the well data for analysis and presentation to other oil and gas companies. We are also in the process of obtaining permits for the use of the ARID in another gas well bore in the Powder River Basin of Wyoming. The oil and gas company implementing the ARID has agreed to provide us with the well data from this well bore. If the ARID is successful in this well bore, we anticipate the commencement of leasing operations of the ARID to this oil and gas company.

We acquired one (1) leasehold interest in the Powder River Basin of Wyoming. This leasehold interest consists of approximately 534 net acres at a total acquisition cost of $180,648. By acquiring this acreage we will have the property on which to conduct our own field tests of the ARID in Wyoming, if we so chose. At this time we have not determined when and if we will conduct our own field tests of the ARID on this leasehold.

Index

We acquired fifty-four (54) leasehold interests in Eastern Montana. These leasehold interests consist of approximately 9,240 net acres at a total acquisition cost of $170,303. By acquiring this acreage we will have the property on which to conduct our own field tests of the ARID in Montana, if we so chose. At this time we have not determined when and if we will conduct our own field tests of the ARID on these leaseholds.

We are also evaluating other opportunities which the leasehold interests in Wyoming and Montana may have for our company.

The directors during the quarter contacted various oil and gas well operators in the Powder River Basin regarding the ARID tool and technology. Marketing of the ARID tool during the 1st quarter was slowed by the lack of well data available to present to oil and gas well operators. We began resolving this problem during the quarter, and expect to have further well data by the end of the 2nd quarter.

During the 1st quarter we registered a trademark with the United States Patent and Trademark office. We trademarked the name "ARID". During the 1st quarter we incurred costs of $2,500 for this trademark application. This cost of $2,500 is included in Assets-Deferred Costs on our July 31, 2006 Condensed Balance Sheet. The trademark application is still pending.

We also incurred additional costs for the international patent application for the ARID tool and technology. During the 1st quarter we incurred additional costs of $4,737 for the international patent application for the ARID tool and technology. These costs of $4,737 are included in Assets-Deferred Costs on our July 31, 2006 Condensed Balance Sheet. All patent applications for the ARID tool and technology are still pending.

During the 1st quarter we obtained Intellectual Property Infringement Abatement Insurance for the pending patent applications for the ARID tool, process, and technology.

As announced in our Form 8-K dated August 30, 2006, the board of directors appointed Chuck Peck, and George L. Hampton, III to the board of directors. Timothy Barritt, our current president, was reconfirmed as Chief Executive Officer. Raymond Murphy, a current member of the board of directors, was appointed Chief Operating Officer. Richard Stockdale, a current member of the board of directors, was appointed Vice President

We do not expect any significant changes in the number of our employees. Our current management team will satisfy our requirements for the foreseeable future.

We can satisfy our cash requirements for general, administrative and legal and accounting requirements for the next 12 months. The independent auditors report which accompanies our audited financial statements as of April 30, 2006 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raise doubt about our ability to continue as a going concern.

Index

Our key to remaining in business is selling or leasing our equipment to customers, or licensing our technology to customers. If we are unable to successfully attract customers, we may quickly use up our money and will need to find alternative sources of money, like a public offering, a private placement of securities, or loans from our officers and directors or others in order for us to maintain our operations. Our officers and directors are committed to loan us money for our operations, however, there is no legally enforceable agreement in place that would require them to do so. At the present time, we have not made any arraignments to raise additional money. If we need additional money and can't raise it, we will either have to suspend operations until we do raise the money, or cease operations entirely. We believe that the money we have now will allow us to operate for one year. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate revenues from our current business operations.

On July 20, 2006, we completed a private placement of securities and raised gross proceeds of $2,032,500. The net proceeds to us was $2,021,342. We sold a total of 4,065,000 shares of common stock to fifty-five (55) investors at price of $0.50 per share. We believe that the net proceeds will last at least one year. We issued the foregoing 4,065,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

ITEM 3.     CONTROLS AND PROCEDURES.

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

Index

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.   OTHER INFORMATION

ITEM 6.     EXHIBITS.

Exhibits	Document Description
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of September, 2006.

BIG CAT ENERGY CORPORATION

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	ROBERT GOODALE
Robert Goodale, Principal Accounting Officer and Principal Financial Officer