Form 10QSB
period 2006-10-31
BIG CAT ENERGY CORP
filed 2006-12-20
CIK 1089272

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

Commission file Number: 000-51263

BIG CAT ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 W. Lakeway
Suite 1000
Gillette, Wyoming 82718
(Address of principal executive offices)

(307) 685-3122
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   27,529,000 common shares as of December 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(check one):  Yes [  ]No [X]

=========================================================================================================================================

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION		3

	ITEM 1.	FINANCIAL STATEMENTS	3
		Unaudited Condensed Balance Sheets as of October 31, 2006 and April	3
		30, 2006
		Unaudited Condensed Statements of Operations for the three months and	4
		six months ended October 31, 2006 and 2005, and for the period from
		June 19, 1997 (inception) through October 31, 2006
		Unaudited Condensed Statements of Cash Flows for the six months	5
		ended October 31, 2006 and 2005, and for the period from June 19, 1997
		(inception) through October 31, 2006
		Notes to Unaudited Condensed Financial Statements	6

	ITEM 2.	PLAN OF OPERATION	9

	ITEM 3.	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION		13

	ITEM 6.	EXHIBITS	13

	SIGNATURES		14

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Unaudited Condensed Balance Sheets

	Assets
		October 31,	April 30,
		2006	2006
	Current assets:
Cash		$681,846	$325,018
	Finished Goods Inventory, at cost using specific identification	2,470
	Total current assets	684,316	325,018

	Equipment, net	1,003
	Oil and Gas Properties-Undeveloped Properties (Note 4)	1,237,785
	Deferred costs	48,227	23,990

		$1,971,331	$349,008

	Liabilities and Shareholders’ Equity
	Current liabilities:

	Accounts payable	$78,928	$34,300

	Indebtedness to related parties (Note 2)	6,454	51,618

	Total current liabilities	85,382	85,918

	Shareholders’ equity (Note 3):
	Common stock, $.0001 par value, 100,000,000 shares
	authorized, 27,529, 000 and 23,464,000 shares issued and
	outstanding respectively	2,753	2,346
	Capital in Excess of Par Value	2,581,986	538,469
	Deficit accumulated during development stage	(698,790)	(277,725)

	Total shareholders' equity	1,885,949	263,090

		$1,971,331	$349,008

See accompanying notes to unaudited condensed financial statements

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					June 19, 1997
	For the Three Months		For the Six Months		(Inception)
	Ended		Ended		Through
	October 31,		October 31,		October 31,
	2006	2005	2006	2005	2006
Costs and expenses:
Compensation and benefits	$112,085	$1,201	$213,393	$2,349	$287,885
Professional fees	34,109	3,690	66,610	4,190	192,664
Other general and administrative	66,817	559	146,879	3,010	224,058
Depreciation	56	-	112	-	112
Total Expenses	(213,067)	(5,450)	(426,994)	(9,549)	(704,719)

LOSS BEFORE OTHER INCOME	(213,067)	(5,450)	(426,994)	(9,549)	(704,719)

OTHER INCOME (EXPENSE)
Interest income	5,929		5,929		5,929

LOSS BEFORE INCOME TAXES	(207,138)	(5,450)	(421,065)	(9,549)	(698,790)

INCOME TAX PROVISION (Note 5)

NET (LOSS)	$(207,138)	$(5,450)	$(421,065)	$(9,549)	$(698,790)

NET (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES	27,529,000	1,114,000	26,054,417	1,114,000

See accompanying notes to unaudited condensed financial statements

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			June 19,1997
			(Inception)
	Six Months Ended		Through
	October 31,		October 31,
	2006	2005	2006

Cash Flows From Operating Activities:
Net Loss	$(421,065)	$(9,549)	$(698,790)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	112	-	112
Non-cash Expenses			10,425
Changes in assets and liabilities:		-
Increase in inventory	(2,470)	-	(2,470)
Increase (decrease) in accounts payable	44,628	(2,073)	78,928

Net Cash Used by Operating Activities	(378,795)	(11,622)	(611,795)

Cash Flows From Investing Activities:	-	-
Purchase of equipment	(1,115)		(1,115)
Investment in oil and gas properties	(1,237,785)		(1,237,785)
Investment deferred costs	(24,237)		(24,237)

Net Cash Provided (Used) by Investing Activities	(1,263,137)		(1,263,137)

Cash Flows From Financing Activities:
Proceeds from related party advances (Note 2)		14,052	51,618
Repayment of related party advances (Note 2)	(22,582)		(22,582)
Proceeds from the sale of common stock (Note 3)	2,032,500		2,538,900
Payments for offering costs	(11,158)		(11,158)

Net Cash Provided by Financing Activities	1,998,760	14,052	2,556,778

Effect of Exchange Rate on Cash		100

Net Increase in Cash	356,828	2,530	681,846

Cash at Beginning of Period	325,018	3,146	-

Cash at End of Period	$681,846	$5,676	$681,846

See accompanying notes to unaudited condensed financial statements

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

Note 1:  Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended April 30, 2006, notes and accounting policies thereto included in the Company’s annual report on Form 10-KSB as filed with the SEC. Interim financial data presented herein are unaudited.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2:  Related Party

Indebtedness to Related Parties
RD Capital, Inc. (‘RD Capital), a former affiliate that was controlled by the Company’s previous management, advanced the Company a total of $45,164 for working capital during the years ended April 30, 2006 and 2005. During the quarter ended July 31, 2006, RD Capital agreed to accept half of the balance, or $22,582, to extinguish the entire obligation. The Company paid RD Capital $22,582 in July 2006. The Company recorded the forgiveness of $22,582 as a capital contribution due to the related party nature of the debt forgiveness.

TDR Group, LLC (“TDR Group”), an affiliate under common control, advanced the Company $6,454 for working capital during the year ended April 30, 2006. The $6,454 balance remained outstanding at October 31, 2006. No scheduled maturity exists for the advances, which are interest free and due on demand. The advances are included in the financial statements as “Indebtedness to related parties”. Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

During the six months ended October 31, 2006, an officer and a shareholder paid expenses on behalf of the Company totaling $455. The $455 remained unpaid at October 31, 2006 and is included in the accompanying condensed, unaudited financial statements as an account payable.

Rent and Services
A director provides office space to the Company at a rate of $1,200 per month. The Company paid the director $7,200 and $0 during the six months ended October 31, 2006 and 2005, respectively.

Note 3: Shareholders’ Equity

During the three months ended July 31, 2006, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and directors. The Company incurred $11,158 in costs related to the offering, which have been offset against the proceeds of the sales in capital in excess of par value.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

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

Leasehold Acquisitions:

During the three months ended July 31, 2006, the Company acquired one (1) Oil and Gas Lease in State of Wyoming for $180,648.

During the three months ended July 31, 2006, the Company acquired fifty-four (54) Oil and Gas Leases in the State of Montana for $170,303.

During the three months ended October 31, 2006, the Company acquired one hundred fourteen (114) State of Montana Oil and Gas Leases for $517,071.

During the three months ended October 31, 2006, the Company acquired one (1) Oil and Gas Lease in the State of Montana for $143,493.

During the three months ended October 31, 2006, the Company acquired four (4) Oil and Gas Leases in the State of Wyoming for $85,798.

Note 5: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6: Concentration of Credit Risk

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (FDIC). The loss that would have resulted from that risk totaled $654,376 and $252,246 at October 31, 2006 and April 30, 2006, respectively, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by federal insurance. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk to cash.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

Note 7: Subsequent Event

Through December 14, 2006, the Company has sold 235,333 restricted shares of its common stock through a private placement offering for gross proceeds of $176,500, or $0.75 per share.

ITEM 2.          PLAN OF OPERATION.

     As announced in our Form 8-K dated January 24, 2006, we entered into an asset purchase agreement with TDR Group LLC of Wyoming to acquire assets consisting of the present technology and design relating to fluid redistribution in well bore environments and fluid redistribution systems as described and claimed in the U.S. provisional utility patent application of the TDR Group LLC (the “Invention”).

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

     We are currently in the process completing field tests of the ARID and moving towards establishing operations to lease or sell the ARID to companies involved in oil and gas exploration and development. The ARID’s fluid redistribution technology and related equipment is particularly useful for oil and gas companies who are developing coal bed methane wells since the fluid redistribution technology simplifies the disposal of water associated with coal bed methane wells.

     The plan of operation discussed below in this quarterly report for the six months ended October 31, 2006 reflects the operations of our current business, which is to lease or sell the fluid redistribution technology and related equipment to oil and gas companies. Since the termination, on January 31, 2006, of our mineral option agreement with Spirit Energy Corp. of Vancouver, British Columbia we no longer have any interest in the Wollastonite Claims in the Laird Mining Division of British Columbia, and have ceased all business operations associated with those mining claims.

     The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended October 31, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

     During the 1st quarter ended July 31, 2006, we obtained well data from an oil and gas company that implemented the ARID in a gas well bore in the Powder River Basin of Wyoming. We have presented this well data to various oil and gas companies operating in the Powder River Basin. During the 2nd quarter ended October 31, 2006, we were in the process of obtaining permits for the use of the ARID in another gas well bore in the Powder River Basin of Wyoming. The oil and gas company implementing the ARID has agreed to provide us with the well data from this well bore. If the ARID is successful in this well bore, we anticipate the commencement of leasing operations of the ARID to this oil and gas company.

     During the 1st quarter ended July 31, 2006, we acquired one (1) leasehold interest in the Powder River Basin of Wyoming. This leasehold interest consists of approximately 534 net acres at a cost of $180,648. Also, during the 1st quarter we acquired fifty-four (54) leasehold interests in Eastern Montana. These leasehold interests consist of approximately 9,240 net acres at a cost of $170,303.

     On September 6, 2006, we acquired one hundred fourteen (114) State of Montana leasehold interests in Eastern Montana. These leasehold interests consist of approximately 59,672 net acres at a cost of $517,071. On October 9, 2006, we acquired one (1) leasehold interest Eastern Montana. This leasehold interest consists of approximately 3,151 net acres at a cost of $143,493. On October 10, 2006, we acquired two (2) leasehold interests in the Powder River Basin of Wyoming. These leasehold interests consist of approximately 369 net acres at a cost of $30,468. On October 12, 2006, we acquired two (2) leasehold interests in the Powder River Basin of Wyoming. These leasehold interests consist of approximately 287 net acres at a cost of $55,330.

By acquiring the above acreage in the Powder River Basin of Wyoming and in Eastern Montana, we will have the property on which to conduct our own field tests of the ARID in Wyoming and Montana, if we so chose. At this time we have not determined when and if we will conduct our own field tests of the ARID on the leaseholds.

     We are also evaluating other opportunities which the leasehold interests in Wyoming and Montana may have for our company.

The directors during the quarter continued to contact various oil and gas well operators in the Powder River Basin regarding the ARID tool and technology. Marketing of the ARID tool included the presentation of the well data obtained from the ARID currently being implemented in a gas well bore in the Powder River Basin of Wyoming.

     During the 1st quarter we filed to register a trademark with the United States Patent and Trademark office for the name “ARID”. During the 1st quarter we incurred costs of $2,500 for this trademark application. This cost of $2,500 is included in Assets-Deferred costs on our October 31, 2006 Unaudited Condensed Balance Sheet. The trademark application is still pending.

We also incurred additional costs for the international patent application for the ARID tool and technology. During the 1st quarter we incurred additional costs of $4,737 for the international patent application for the ARID tool and technology. These costs of $4,737 are included in Assets-Deferred costs on our October 31, 2006 Unaudited Condensed Balance Sheet. During the 2nd quarter we incurred additional costs of $17,000 for the patent application for the ARID tool and technology. These costs of $17,000 are included in Assets-Deferred costs on our October 31, 2006 Unaudited Condensed Balance Sheet. The additional costs during the 2nd quarter were incurred in order to expand and amend the original patent application for the ARID tool and technology. All patent applications for the ARID tool and technology are still pending.

During the 1st quarter we obtained Intellectual Property Infringement Abatement Insurance for the pending patent applications for the ARID tool, process, and technology.

     As announced in our Form 8-K dated August 30, 2006, the board of directors appointed Charles W. Peck, and George L. Hampton, III to the board of directors. Timothy Barritt, our current president, was reconfirmed as Chief Executive Officer. Raymond Murphy, a current member of the board of directors, was appointed Chief Operating Officer. Richard Stockdale, a current member of the board of directors, was appointed Vice President

     We do not expect any significant changes in the number of our employees, but we are anticipating adding an employee in the 3rd quarter. If we add an employee in the 3rd quarter, the employee’s duties will primarily consist of obtaining permits for the ARID tool and process. Our current management team will satisfy our requirements for the foreseeable future.

     We can satisfy our cash requirements for general, administrative and legal and accounting requirements for the next 12 months. The independent auditors’ report which accompanies our audited financial statements as of April 30, 2006 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raised doubt about our ability to continue as a going concern.

     Our key to remaining in business is selling or leasing our equipment to customers, or licensing our technology to customers. If we are unable to successfully attract customers, we may quickly use up our money and will need to find alternative sources of money, like a public offering, a private placement of securities, or loans from our officers and directors or others in order for us to maintain our operations. Our officers and directors are committed to loan us money for our operations, however, there is no legally enforceable agreement in place that would require them to do so. If we need additional money and can’t raise it, we will either have to suspend operations until we do raise the money, or cease operations entirely. We believe that the money we have now will allow us to operate for one year. Other than as described in this paragraph, we have no other financing plans.

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

Subsequent Events

     In early November, 2006, we obtained the necessary permits to implement the ARID tool and technology in another gas well bore in the Powder River Basin of Wyoming. On December 14, 2006, the ARID tool was placed in the gas well bore. If the implementation of this ARID tool is successful, we anticipate that the gas well operator will begin leasing a number of ARID tools from us.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of December, 2006.

BIG CAT ENERGY CORPORATION

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal
Executive Officer

BY:	ROBERT GOODALE
Robert Goodale, Principal Accounting Officer
and Principal Financial Officer