Form 10QSB
period 2007-01-31
BIG CAT ENERGY CORP
filed 2007-03-14
CIK 1089272

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

Commission file Number: 000-49870

BIG CAT ENERGY CORPORATION
 (Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 W. Lakeway
Suite 1000
Gillette, Wyoming 82718
(Address of principal executive offices)

(307) 685-3122
 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,541,000 common shares as of March 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(check one): Yes [   ]   No [X]

============================================================================================

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION		3

	ITEM 1.	FINANCIAL STATEMENTS	3
		Unaudited Condensed Balance Sheets as of January 31, 2007 and April 30, 2006	3
		Unaudited Condensed Statements of Operations for the three months and nine months ended January 31, 2007 and 2006, and for the period from June 19, 1997 (inception) through January 31, 2007	4
		Unaudited Condensed Statements of Cash Flows for the nine months ended January 31, 2007 and 2006, and for the period from June 19, 1997 (Inception) through January 31, 2007	5
		Notes to Unaudited Condensed Financial Statements	6

	ITEM 2.	PLAN OF OPERATION	8

	ITEM 3.	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION		12

	ITEM 6.	EXHIBITS	12

	SIGNATURES		13

PART I.

ITEM 1.     FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Unaudited Condensed Balance Sheets

Assets
	January 31,	April 30,
	2007	2006
Current assets:
Cash YYYYYYYYYYYYYYYYYYYYYYYYYYYYYYYYYY	$1,762,073	$325,018
Finished Goods Inventory, at cost using specific identificationY	3,731
Refundable depositYYYYYYYYYYYYYYYYYYYYYYYYYY	754
Total current assetsYYYYYYYYYYYYYYYYYYYYYYYY	1,766,558	325,018

Equipment, netYYYYYYYYYYYYYYYYYYYYYYYYYYYYYY	3,872
Oil and Gas Properties-Undeveloped Properties (Note 4)YYYY	1,449,003
Deferred costsYYYYYYYYYYYYYYYYYYYYYYYYYYYYYY	48,227	23,990

	$3,267,660	$349,008

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable YYYYYYYYYYYYYYYYYYYYYYYYYY	$41,998	$34,300
Indebtedness to related parties (Note 2)YYYYYYYYYYYYY	6,454	51,618
Total current liabilitiesYYYYYYYYYYYYYYYYYYYYYY	48,452	85,918

Shareholders' equity (Note 3):
Common stock, $.0001 par value, 100,000,000 shares authorized, 29,541,000 and 23,464,000 shares issued and
outstanding, respectivelyYYYYYYYYYYYYYYYYYYYY	2,954	2,346
Capital in Excess of Par ValueYYYYYYYYYYYYYYYYYY	4,080,191	538,469
Deficit accumulated during development stageYYYYYYYYY	(863,937)	(277,725)

Total shareholders' equityYYYYYYYYYYYYYYYYYYY	3,219,208	263,090

	$3,267,660	$349,008

See accompanying notes to unaudited condensed financial statements

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					June 19, 1997
	For the Three Months		For the Nine Months		(Inception)
	Ended		Ended		Through
	January 31,		January 31,		January 31,
	2007	2006	2007	2006	2007
Costs and expenses:
Compensation and benefitsYYYY	$123,361	$812	$336,754	$3,161	$411,246
Professional feesYYYYYYYYYY	3,780	1,651	70,390	5,841	196,444
Other general and administrative...	47,860	14,520	194,739	17,530	271,918
DepreciationYYYYYYYYYYYYY	91	-	203	-	203
Total Expenses	175,092	16,983	602,086	26,532	879,811

LOSS BEFORE OTHER INCOME	(175,092)	(16,983)	(602,086)	(26,532)	(879,811)

OTHER INCOME (EXPENSE):
Interest incomeYYYYYYYYYYY	9,945		15,874		15,874

LOSS BEFORE INCOME TAXES	(165,147)	(16,983)	(586,212)	(26,532)	(863,937)

INCOME TAX PROVISION (Note 5)

NET (LOSS)	$(165,147)	$(16,983)	$(586,212)	$(26,532)	$(863,937)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES	27,807,725	1,114,000	26,634,602	1,114,000

See accompanying notes to unaudited condensed financial statements

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			June 19, 1997
			(Inception)
	Nine Months Ended		Through
	January 31,		January 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Loss	$(586,212)	$(26,532)	$(863,937)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	203	-	203
Non-Cash Expenses	-	-	10,425
Changes in assets and liabilities:
Increase in inventory	(3,731)	-	(3,731)
Increase in refundable deposit	(754)		(754)
Increase (decrease) in accounts payable	7,698	(2,080)	41,998

Net Cash Used by Operating Activities	(582,796)	(28,612)	(815,796)

Cash Flows From Investing Activities:
Purchase of equipment	(4,075)		(4,075)
Investment in oil and gas properties	(1,449,003)		(1,449,003)
Investment in deferred costs	(24,237)		(24,237)

Net Cash Provided (Used) by Investing Activities	(1,477,315)		(1,477,315)

Cash Flows From Financing Activities:
Proceeds from related party advances (Note 2)		27,956	51,618
Repayment of related party advances (Note 2)	(22,582)		(22,582)
Proceeds from the sale of common stock (Note 3)	3,541,500		4,047,900
Payments for offering costs	(21,752)		(21,752)

Net Cash Provided by Financing Activities	3,497,166	27,956	4,055,184

Effect of exchange rate on cash		55

Net Increase in Cash	1,437,055	(601)	1,762,073

Cash at Beginning of Period	325,018	3,146	-

Cash at End of Period	$1,762,073	$2,545	$1,762,073

See accompanying notes to unaudited condensed financial statements

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

Note 1: Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended April 30, 2006, notes and accounting policies thereto included in the Company's annual report on Form 10-KSB as filed with the SEC. Interim financial data presented herein are unaudited.

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

TDR Group, LLC ("TDR Group"), an affiliate under common control, advanced the Company $6,454 for working capital during the year ended April 30, 2006. The $6,454 balance remained outstanding at January 31, 2007. No scheduled maturity exists for the advances, which are interest free and due on demand. The advances are included in the financial statements as "Indebtedness to related parties". Management plans to settle the liability with cash, common stock, or a combination thereof. The carrying value of the related party debt approximates fair value due to the short-term maturity of the instruments.

Rent and Services
 A director provides office space to the Company at a rate of $1,200 per month. The Company paid the director $10,800 and $0 during the nine months ended January 31, 2007 and 2006, respectively.

Note 3: Shareholders' Equity

During the three months ended July 31, 2006, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Regulation S and Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and directors. The Company incurred $11,158 in costs related to the offering, which have been offset against the proceeds of the sales in capital in excess of par value.

During the three months ended January 31, 2007, the Company sold 2,012,000 restricted shares of its common stock for proceeds of $1,509,000, or $0.75 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Regulation S and Section 4(2) of Regulation D of the United States

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and directors. The Company incurred $10,594 in costs related to the offering, which have been offset against the proceeds of the sales in capital in excess of par value.

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

Leasehold Acquisitions:
 During the three months ended July 31, 2006, the Company acquired; one (1) oil and gas lease in State of Wyoming for $180,648, and fifty-four (54) oil and gas leases in the State of Montana for $170,303.

During the three months ended October 31, 2006, the Company acquired; one hundred fourteen (114) State of Montana oil and gas leases for $517,071, one (1) oil and gas lease in the State of Montana for $143,493, and four (4) oil and gas leases in the State of Wyoming for $85,798.

During the three months ended January 31, 2007, the Company acquired two (2) oil and gas leases in the State of Montana for $69,454.

Note 5: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6: Concentration of Credit Risk

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may, at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (FDIC). The loss that would have resulted from that risk totaled $1,693,076 and $252,246 at January 31, 2007 and April 30, 2006, respectively, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by federal insurance. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk to cash.

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

The plan of operation discussed below in this quarterly report for the nine months ended January 31, 2007 reflects the operations of our current business, which is to lease or sell the fluid redistribution technology and related equipment to oil and gas companies. Since the termination, on January 31, 2006, of our mineral option agreement with Spirit Energy Corp. of Vancouver, British Columbia we no longer have any interest in the Wollastonite Claims in the Laird Mining Division of British Columbia, and have ceased all business operations associated with those mining claims.

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended January 31, 2007. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

During the 1st quarter ended July 31, 2006, we obtained well data from an oil and gas company that is using ARID tool in a gas well bore in the Powder River Basin of Wyoming. We have presented this well data to various oil and gas companies operating in the Powder River Basin. During the 2nd quarter ended October 31, 2006, we were in the process of obtaining permits for the use of the ARID in another gas well bore in the Powder River Basin of Wyoming. The oil and gas company implementing the ARID has agreed to provide us with the well data from this well bore.

During the 3rd quarter ended January 31, 2007, we obtained the permits discussed above for the use of the ARID tool and process in a gas well bore in the Powder River Basin of Wyoming. On December 14, 2006, the ARID tool was installed in the gas well bore, and we are obtaining well data from this installation of the ARID tool. We anticipate the commencement of leasing operations of the ARID tool and process to the oil and gas company operating this gas well bore in the near future. On January 2, 2007 we entered into an agreement with another oil and gas well operator in the Powder River Basin of Wyoming to permit two (2) coal bed methane wells, and lease two (2) ARID tools for the permitted wells.

The directors during the quarter continued to contact various oil and gas well operators in the Powder River Basin regarding the ARID tool and technology. Marketing of the ARID tool included the presentation of the well data from the ARID tool currently being implemented in a gas well bore in the Powder River Basin of Wyoming. We are currently gathering well data from the ARID tool installed in the gas well bore on December 14, 2006, to present in our marketing of the ARID.

The directors during the quarter contacted the Wyoming Department of Environmental Quality, and the Wyoming State Engineer's Office regarding the permitting process for the ARID in the State of Wyoming. Since the ARID process and tool are a new technology for the handling of water in the production of coal bed methane gas, we are working with the State of Wyoming to develop an efficient permitting process for the ARID.

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

On December 19, 2006, we acquired two (2) leasehold interests in Eastern Montana. These leasehold interests consist of approximately 1,540 net acres at a cost of $69,454.

By acquiring the above acreage in the Powder River Basin of Wyoming and in Eastern Montana, we will have the property on which to conduct our own field tests of the ARID in Wyoming and Montana, if we so choose. At this time we have not determined when and if we will conduct our own field tests of the ARID on the leaseholds. We are also evaluating other opportunities which the leasehold interests in Wyoming and Montana may have for our company.

During the 1st quarter we filed to register a trademark with the United States Patent and Trademark office for the name "ARID". During the 1st quarter we incurred costs of $2,500 for this trademark application. This cost of $2,500 is included in Assets-Deferred costs on our January 31, 2007 Unaudited Condensed Balance Sheet. The trademark application is still pending.

We also incurred additional costs for the international patent application for the ARID tool and technology. During the 1st quarter we incurred additional costs of $4,737 for the international patent application for the ARID tool and technology. These costs of $4,737 are included in Assets-Deferred costs on our January 31, 2007 Unaudited Condensed Balance Sheet. During the 2nd quarter we incurred additional costs of $17,000 for the patent application for the ARID tool and technology. These costs of $17,000 are included in Assets-Deferred costs on our January 31, 2007 Unaudited Condensed Balance Sheet. The additional costs during the 2nd quarter were incurred in order to expand and amend the original patent application for the ARID tool and technology. All patent applications for the ARID tool and technology are still pending.

During the 1st quarter we obtained Intellectual Property Infringement Abatement Insurance for the pending patent applications for the ARID tool, process, and technology.

As announced in our Form 8-K dated August 30, 2006, the board of directors appointed Charles W. Peck, and George L. Hampton, III to the board of directors. Timothy Barritt, our current president, was reconfirmed as Chief Executive Officer. Raymond Murphy, a current member of the board of directors, was appointed Chief Operating Officer. Richard Stockdale, a current member of the board of directors, was appointed Vice President

We do not expect any significant changes in the number of our employees, but we have added an employee in the 3rd quarter ended January 31, 2007. This employee's duties will primarily consist of obtaining permits for the ARID tool and process. Our current management team will satisfy our requirements for the foreseeable future.

We can satisfy our cash requirements for general, administrative and legal and accounting requirements for the next 12 months. The independent auditors' report which accompanies our audited financial statements as of April 30, 2006 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raised doubt about our ability to continue as a going concern.

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

On July 20, 2006, we completed a private placement of securities and raised gross proceeds of $2,032,500. The net proceeds received by us were $2,021,342. We sold a total of 4,065,000 shares of common stock to fifty-five (55) investors at a price of $0.50 per share. We issued the foregoing 4,065,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who received the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

In January of 2007, we completed a private placement of securities and raised gross proceeds of $1,509,000. The net proceeds received by us were $1,498,406. We sold a total of 2,012,000 shares of common stock to thirty-nine (39) investors at a price of $0.75 per share. We issued the foregoing 2,012,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who received the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

Subsequent Events

In March, 2007, we have began the process of permitting the ARID tool and process for seven (7) gas well bores in the Powder River Basin of Wyoming. Upon granting of the permits and successful installation of the ARID tools in the gas well bores, we will begin leasing the ARID tools to the operator of these gas wells.

ITEM 3.     CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

Exhibits	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 2007.

BIG CAT ENERGY CORPORATION

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	ROBERT GOODALE
Robert Goodale, Principal Accounting Officer and Principal Financial Officer