Form 10KSB
period 2007-04-30
BIG CAT ENERGY CORP
filed 2007-08-21
CIK 1089272

========================================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-49870

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [  ]   NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [  ]   NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]   NO [X]

========================================================================================================================================

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 9, 2007: $26,779,905.

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 2007: 29,541,000 shares of common stock.

	TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business	3
Item 2.	Description of Property	16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

	PART II
Item 5.	Market for Common Stock and Related Stockholder Matters	17
Item 6.	Plan of Operations	20

	PART III
Item 7.	Financial Statements	24
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	42
Item 8A.	Controls and Procedures	42
Item 8B.	Other Information	43
Item 9.	Directors, Executive Officers, Promoters and Control Persons	43
Item 10.	Executive Compensation	46
Item 11.	Security Ownership of Certain Beneficial Owners and Management	51
Item 12.	Certain Transactions and Related Transactions	52

	PART IV
Item 13.	Exhibits	53
Item 14.	Principal Accounting Fees and Services	54

PART I

ITEM 1.     BUSINESS.

Business

     We are a Nevada corporation and own the exclusive rights to a technology known as the Aquifer Recharge Injection Device (ARID) which allows Coal Bed Methane (CBM) operators to re-inject water produced from productive coal seams. We have applied for the applicable patents for technology. The ARID tool uses the existing well bore to move water from the producing coal seam to a depleted aquifer of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones. These aquifers are identified from the geophysical logs for the well bore.

History

     We were incorporated on June 19, 1997 as Big Cat Investment Services, Inc. under the laws of the State of Nevada to engage in any lawful corporate purpose. We changed our name to Big Cat Mining Corporation on July 31, 2001, when management determined that our company would acquire and explore a Wollastonite property in Northern British Columbia. We no longer have any interest in the Wollastonite Claims in the Liard Mining Division of British Columbia, and have ceased all business operations associated with those mining claims.

     On January 24, 2006, we entered into an asset purchase agreement with TDR Group LLC of Wyoming (“Group”) to acquire assets consisting of the present technology and design relating to fluid redistribution in well bore environments and fluid redistribution systems as described and claimed in the U.S. provisional utility patent application of the Group (the "Invention"). The assets purchased include not only the technology and design of the Invention as intangible assets but also all corresponding patent applications for the United States or foreign patents for the Invention, any and all right to file applications for patent for the Invention and the actual corresponding patent rights. The assets consisting of the Invention were acquired by our company in consideration for the issuance of 12,450,000 restricted shares of our common stock, which closed on March 13, 2006. Owners of the Group are affiliated with the company, see Item 12. Activities of the Group prior to our acquisition of the invention were principally related to research and development, and the Group realized no revenues from the Invention. Since, that time we have been engaged in the business of developing technologies and equipment related to fluid redistribution for the oil and gas industry. As result of the change in our business operations, we received shareholder approval on March 29, 2006 to change our name from Big Cat Mining Corporation to Big Cat Energy Corporation.

Principal Products and Business

     The ARID is a method of water handling that permits an oil or gas well to also be an injection well by re-injecting water into a previously depleted aquifer of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifers zones. These aquifers are easily identified from the geophysical logs. The use of the ARID in the coal bed methane industry will change water handling, and environmental impacts.

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

Regulatory Issues and Challenges

     In order to produce the coal bed methane, water must be pumped from the well bore to the surface and then discharged. In order to discharge the water from a well to the land surface a National Pollution Discharge Elimination System permit (“NPDES”) is required from the State Department of Environmental Quality (“DEQ”). The permit process takes approximately from 120 to 200 days for approval. If a company needs to impound the produced water as a condition of the NPDES permit, other permits may be needed as well, which will extend the time period of the permitting process. Currently, we estimate the total permitting time required to produce a Coal bed methane well is approximately 1.5 years.

     The reason for the NPDES permit is to monitor pollutants entering into the receiving drainage system (watershed). Each drainage system has a regulated total mean daily load (“TMDL”) and/or other maximum constituent levels assigned to it. DEQ must monitor the discharged water entering the drainage system to prevent exceeding the regulated levels.

     There have been many methods other than surface discharge used to deal with water issues faced by the coal bed methane industry, from impoundment to irrigation, atomization, and treatment. In the right situation each method is economically justifiable, yet each method has its limitations.

Impoundment:     Containment of produced water in water storage facilities, reservoirs, and ponds has been the preferred option for water management for several years. The shear size and number of these structures requires a large capital outlay. The success of this strategy relies on evaporation and infiltration. Infiltration becomes limited as the clays in the soil swell and as the reservoir or pond fills. Once the impoundment is full, wells need to be shut off or water rerouted until enough water has evaporated to allow additional reservoir capacity. Required permits and approvals include NPDES and related permits, groundwater investigations and installation of approved groundwater monitoring wells and programs and future reclamation to return the land to its original state. In some cases approval from the Army Corps of Engineers may also be required.

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

ARID-Our Process

     Our ARID process uses the existing well bore to move water from the target coal seam to a depleted aquifer. This means the production well can also be the injection well. The produced water never leaves the well bore as it is redirected into perforations into different aquifer zones. These aquifers are identified from the geophysical logs the company runs to confirm the coal zones when the well is first drilled.

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

     The flow of gas through the ARID is quite simple. As the hydraulic head decreases, gas desorbs from the coal seam into a void between the bottom of the ARID and the top of the pumping fluid level. A gas bypass port on the ARID Tool allows the attachment of tubing to the top of the ARID. This port is open through the ARID to the gas which is trapped between the tool and the pumping fluid level. The pipe, full of gas, ascends up through the column of water and out through the water tight well head.

     The ARID tool may be placed in an existing well or as a well is being drilled and completed by an operator.

Permitting the ARID

     The ARID Process is permitted by DEQ through an underground injection control (UIC) permit. It generally will take approximately four to six weeks to obtain as UIC permit.

Leasing Our Equipment

     We expect that the ARID will be leased to our customers. Our customers will generally be companies that operate oil and gas wells. The lease cost will include the Underground Injection Control permit, which we will acquire for each customer. The customer is expected to be responsible for the installation and removal of the ARID tool. We will provide a staff member to be on-site for the installation and/or removal of the ARID tool upon the request of the customer for no additional fee. We will charge each customer over the lease term. The customer shall pay the first year rental for the ARID tool in advance. We estimate that each ARID tool will have a rental life of approximately eight years. We believe each ARID tool should generate gross revenue of approximately $45,000 for its lifetime of use by the customer.

Manufacturing

     We have in place the ability to produce and deliver the ARID through an established manufacturer. Raw materials for the ARID are readily available from numerous sources. Our manufacturer is Adams Mold & Engineering, 8641 N. 79th Ave., Peoria, AZ 85345. We will submit a purchase order for the ARID(s) with the manufacturer, Adams Mold & Engineering. Adams Mold and Engineering has assured us that they can meet the potential manufacturing demand for the ARID. We have manufactured and produced fifteen (15) ARID tools to date. TDR Group LLC spent in excess of $21,000 towards the development of the ARID. We have spent an additional $24,500 in the last year towards the development of the ARID.

Marketing/Distribution

     We identify customers through state records, industry journals, website identification and trade shows. We continue to contact operators in the Powder River Basin and in other parts of the U.S. and Canada. We present to operators a cost analysis of the ARID tool compared to other water handling methods. We are also focusing our marketing on operators who have stranded non-producing wells because of the lack of available water disposal methods and permits. As operating revenues from leasing of the ARID tool increase, we will either add additional staff or subcontract with other companies for our marketing and sales.

     Once an oil and gas well operator, customer, has placed an order with us, we will place a purchase order with our manufacturer and the ordered ARID tool(s) will be delivered to our Gillette, Wyoming office. We will then deliver the ARID tool(s) to the customer.

Patents and Trademarks

     Currently we own the following pending patent applications:

Fluid redistribution and fluid disposal in well bore environments
US Patent Application No. 11/399,793
Filing Date: April 5, 2006

Well Bore Fluid Redistribution and Fluid Disposal
International Patent Application (PCT/US) No. 2006/012789
Filing Date: April 5, 2006

     We have not registered any trademarks with the United States Patent and Trademark office. We are currently in the process of applying for a trademark for the mark “ARID”.

Competition

     We face competition for water handling through numerous sources depending on the method. Operators of wells can continue to create impoundments and enter into irrigation contracts. Operators can also use their own separate re-injection wells, or third party re-injection wells. With respect to ARID, we are not aware of any competitors within the industry that manufacture a similar product.

Governmental Regulation

     There are no governmental regulations which affect the manufacture, development, lease, or sale of the ARID. However, as described above, the permitting process will affect the timing and the installation of the ARID tool.

Research and Development

     We are developing another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development will allow operators of coal bed methane wells to produce multiple seams of coal from a single well bore. This multi-completion tool can be used in conjunction with the ARID.

Insurance

     Currently, we have in place workers compensation coverage on our directors, officers and employees; general liability insurance; liability insurance for our directors and officers; and offensive patent insurance for the patent pending on the ARID tool and process.

Employees; Identification of Certain Significant Employees

     We are a development stage company and currently have two full time employees, along with our officers and directors. We intend to hire additional employees on an as needed basis.

Offices

     Our principal executive office is located at 201 W. Lakeway, Suite 1000, Gillette, Wyoming 82718. Our telephone number is (307) 685-3122. The lease on this premise is on annual basis at the rate of $754 per month.

     We also maintain an office in Billings, Montana at the Transwestern One, 404 North 31st Street, Suite 109, Billings, MT 59101. Our telephone number at that location is (406) 255-7190. The lease at this premise is on a month to month basis at the rate of $450 per month.

     We also maintained an office and living quarters in Buffalo, WY at 520 West Hogerson, Buffalo, WY 82834. The lease on this premise was on a month to month basis at the rate of $1,200 per month. We were renting the premise from Raymond Murphy our director. As of April 1, 2007 we are no longer renting this office space and living quarters.

     We believe that our current office and space and facilities are sufficient to meet our present needs, and we do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Undeveloped Oil and Gas Properties, Leasehold Interests

     During the current fiscal year ended April 30, 2007, we leased approximately 77,630 undeveloped net mineral acres in the Powder River Basin of Montana and Wyoming. We may conduct exploration on one or more of our leasehold interests. There is, however, no assurance that we will. Any exploration of these properties would be subject to finding adequate funding to do such exploration. In addition, we may conduct our own field tests on one or more of our properties.

Subsidiary Corporation

     On May 1, 2007 we formed a Nevada subsidiary corporation, Sterling Oil & Gas Company. In return for 10,000,000 shares of Sterling Oil & Gas Company we transferred all of our oil and gas leasehold interests to Sterling Oil & Gas Company. Our subsidiary corporation, Sterling Oil and Gas Company, may conduct exploration on one or more of the leasehold interests. There is, however, no assurance that Sterling Oil & Gas Company will conduct such exploration. Any exploration of these properties would be subject to finding adequate funding to do such exploration.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     Some of the information in this annual report contains forward-looking statements. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as “may”, “will”, “expect”, “intend”, “project”, “estimate”, anticipate”, “believe”, or “continue” or the negative thereof or similar terminology. They include statements regarding our:

financial position;
business strategy;
budgets;
amount, nature and timing of capital expenditures;
operating costs and other expenses;
cash flow and anticipated liquidity;
future operating results;
drilling of wells;
acquisition and development of oil and gas properties;
timing and amount of future production of natural gas and oil;
competition and regulation; and
plans, objectives and expectations.

     Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by know or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under “Risk Factors” and include:

delays in obtaining permits;
uncertainties in the availability of distribution facilities for our natural gas;
general economic conditions;
natural gas price volatility;

the fluctuation in the demand for natural gas;
uncertainties in the projection of future rates of production and timing of development expenditures;
operating hazards attendant to the natural gas business;
climatic conditions;
the risks associated with exploration;
our ability to generate sufficient cash flow to operate;
availability of capital;
the strength and financial resources of our competitors;
down-hole drilling and completion risks that are generally not recoverable from third parties or insurance;
environmental risks;
regulatory developments;
potential mechanical failure or under performance;
availability and cost of services, material and equipment;
our ability to find and retain skilled personnel;
the lack of liquidity of our common stock; and
our ability to eliminate any material weakness in our internal controls over financial reporting.

     Any of the factors listed above and other factors contained in this annual report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations.

     When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this annual report. Our forward-looking statements speak only as of the date made.

RISK FACTORS

Due to the nature of the our business and the present stage of exploration on our oil and gas prospects, the following risk factors apply to our operations:

We have incurred losses since our inception and may continue to incur losses in the future. Furthermore our auditors have included a qualification in their report which indicates substantial doubt on our ability to continue as a going concern.

     To date our operations have not generated sufficient operating cash flows to provide working capital for our ongoing overhead, the funding of our marketing and sales activities surrounding the ARID tool, our continued research and development, lease acquisitions of oil and gas properties, and the exploration of our properties. Without adequate financing, we may not be able to successfully bring the ARID tool to market or develop oil and gas prospects that we have or acquire and we may not achieve profitability from operations in the near future or at all.

     We have changed our business focus to technologies and equipment related to fluid redistribution for the oil and gas industry, however, we have just started our proposed business operations. Further, we have not generated any revenues in our new business lines. We are also examining the potential exploration of our oil and gas properties.

     Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future.

We are a development stage enterprise as we have no revenues from our planned operations. We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

     We were incorporated on June 19, 1997 and while we operated as a mineral exploration corporation, we did not generate revenues. Therefore, we have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $2,916,946. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to attract customers who will use our services, and lease or purchase our equipment;

*	our ability to generate revenues through the sales of our services, and leasing or selling of our equipment;

*	our ability to locate oil and gas;

*	our ability to generate revenue from the sale of oil and gas;

*	our ability to reduce exploration costs;

If we do not attract customers, we will not make a profit which ultimately will result in a cessation of operations.

     We have no customers. We have identified potential customers but we cannot guarantee we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to raise additional capital, which may dilute current shareholders, or suspend or cease operations.

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

     Our officers and directors have no previous experience with public companies. They are, however, now responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC.

     We will incur significant costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, or if our independent auditors are unable to provide unqualified attestation report on such assessment, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will have a material adverse effect on our business.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches to oil and gas exploration. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in the industry. As a result we may have to suspend or cease operations which will have a material adverse effect on our business, results of operations and financial condition. Further, we have not considered and will not consider any activity beyond our exploration program until we have completed our exploration program.

We may have difficulty managing growth in our business.

     Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities and increase and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on our ability to timely execute our business plan.

Our success depends on our key management personnel, the loss of any of whom could disrupt our business.

     The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. The loss of services of our key managers could have a material adverse effect on our business. We have not obtained “key man” insurance for any of our management.

We may not be able to find adequate financing to continue our operations.

     We have relied primarily on the sale of equity capital to fund working capital, the development of the ARID tool and process, and the acquisition of our prospects. Failure to generate operating cash flows or to obtain additional financing could result in substantial dilution of our property interests, or delay or cause indefinite postponement of exploration and development of our prospects with the possible loss of our properties.

     We will require significant additional capital to fund our future activities and to service any future indebtedness. In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for oil and gas exploration and production activities and any future agreements with third parties relating to exploration and development of certain prospects. Our failure to find the financial resources necessary to fund our planned activities and service future debt and other obligations could materially and adversely affect our business, financial condition and results of operations.

Our oil and gas property interests are held in the form of leases that we may be unable to retain.

     Our oil and gas properties are held under lease, and working interests in leases. Generally, the leases we are a party to, are for a fixed term, but contain a provision that allows us to extend the term of the lease so long as we are producing oil or natural gas in quantities to meet required payments under the lease. If we fail to meet the specific requirements of the lease regarding delay rental payments, continuous production or development, or similar terms, portions of the lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil and gas production and thus have a material adverse effect on our business, results of operations and financial condition.

Title to our oil and gas leases could be defective in which case we may not own the interests that we believe we do.

     It is customary in oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. We intend to follow this custom. If title to the prospects should prove to be defective, we could lose the costs of the acquisition, or incur substantial costs for curative title work.

The exploration of oil and gas properties involves substantial risks that may materially and adversely affect us.

     The business of exploring for and producing oil and gas involves a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not overcome. Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations.

     A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

     If we experience any one or more of these risks, our business, financial condition and results could be materially and adversely affected.

If we find gas our wells could be shut-in and revenues could be curtailed.

     Production from gas wells in many geographic areas of the United States have been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where our operations will be conducted. In such event, it is possible that there will be no market or very limited market for our gas production.

The volatility of natural gas and oil markets could have a material adverse effect on our business.

     The markets for these commodities are very volatile and even relatively modest drops in prices can affect our financial results and impede our growth. Prices for natural gas and oil may fluctuate widely in response to a variety of additional factors that are beyond our control, such as:

changes in global supply and demand for natural gas and oil;
commodity processing, gathering and transportation availability;
domestic and global political and economic conditions;
the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
weather conditions, including hurricanes;
technological advances affecting energy consumption;
domestic and foreign governmental regulations; and
the price and availability of alternative fuels.

     Lower natural gas and oil prices may have an adverse impact on our operations.

The regional location of our oil and gas properties could have a material adverse effect on our business.

     All our oil and gas properties are currently located in, and all our future natural gas and oil exploration is anticipated to be located in, the Rocky Mountain Region of the United States. The gas prices others in the Rocky Mountain Region have received and are currently receiving are at a discount to gas prices in other parts of the country. Factors that can cause price volatility for crude oil and natural gas within this region are:

the availability of gathering systems with sufficient capacity to handle local production;
seasonal fluctuations in local demand for production;
local and national gas storage capacity;
interstate pipeline capacity; and
the availability and cost of gas transportation facilities from the Rocky Mountain Region.

Exploration and drilling operations are subject to significant environmental regulations, which may increase costs or limit or ability to develop our properties.

     Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by us if we participate in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. We could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot insured against or which have not been insured against due to prohibitive premium costs or for other reasons. We currently do not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.

     Existing and possible future environmental legislation, regulations and actions could give rise to additional expense, capital expenditures, restrictions and delays in our activities, the extent of which we can not predict. Regulatory requirements and environmental standards are subject to constant evaluation and may be significantly increased, which could materially and adversely affect our business or our ability to explore our on an economically feasible basis. Before exploration can commence on properties, we must obtain regulatory and environmental approvals. We can not assure you that will obtain such approvals on a timely basis or at all. The cost of compliance with changes in governmental regulations has the potential to reduce the profitability of our operations and preclude entirely the economic development of a specific property.

We have not insured and cannot fully insure against all risks related to operations, which could result in substantial claims for which we are underinsured or uninsured.

     We have not and cannot fully insure against all risks and have not attempted to insure fully against risks where coverage is prohibitively expensive. Our anticipated exploration, drilling and other activities are subject to risks such as:

*	fire and explosions;

*	environmental hazards, such as uncontrollable flows of natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

*	abnormally pressured formations;

*	mechanical failures of drilling equipment;

*	personal injuries and death, including insufficient worker compensation coverage for third party contractors who provide drilling services;

*	natural disasters, such as adverse weather conditions.

     Losses and liabilities arising from uninsured and underinsured events, which could arise from even one catastrophic accident, could materially and adversely affect our business.

The oil and gas industry is subject to significant competition, which may increase costs or otherwise adversely affect our ability to compete.

     Oil and natural gas exploration is intensely competitive and involves a high degree of risk. We compete with larger companies in acquiring properties and operating and drilling services. When seeking suitable natural gas and petroleum properties for acquisition, we compete with a number of other companies operating in our areas of interest, including large oil and gas companies and other independent operators with greater financial and other resources. We do not believe that our competitive position in the petroleum and natural gas industry is significant.

     We anticipate a competitive market for obtaining drilling rigs and services, and the manpower to operate them. The current high level of drilling activity in our areas of exploration may have a significant adverse impact on the timing and profitability of our operations. In addition, we are required to obtain drilling and right of way permits for our wells, and there is no assurance that such permits will be available on a timely basis or at all.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our cost of operations or our ability to execute our plans on a timely basis.

     The natural gas and oil industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies and qualified personnel. During these periods, the costs of rigs, equipment and supplies may be substantially increased and their availability may be limited. In addition, the demand for, and the wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases. If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration plans could be materially and adversely affected, and as a result, our business, financial condition and results of operations could be materially and adversely affected.

Risks Associated With Our Securities:

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

     Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated there under which impose additional sales practice requirements on brokers/dealers who sell our securities in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

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

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

     We have not previously paid dividends on our common stock and we do not anticipate doing so in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

ITEM 2.     DESCRIPTION OF PROPERTY.

     We currently own fifteen (15) ARID tools. We also own various computer and office equipment.

     We have leased approximately 75,600 undeveloped net mineral acres in the Powder River Basin of Montana. Approximately 60,300 acres are leased from the State of Montana, and approximately 15,300 acres are leased from various entities and individual landowners. The total annual lease payments related to the 75,600 acres are approximately $99,600. The State of Montana leases have a term of 10 years with renewal conditioned on continued payments of annual lease rentals. The other leases typically have 5 year terms, with some leases having renewal conditioned on continued payments of annual lease rentals. We have 100% of the working interest in these leases, with net royalty interests ranging from 79.58% to 81.25% .

     We have leased approximately 2,030 undeveloped net mineral acres in the Powder River Basin of Wyoming, Approximately 410 acres are leased from the State of Wyoming, and approximately, 1,620 acres are leased from various entities and individual land owners. The total annual lease payments related to the 2,030 acres are approximately $410. The State of Wyoming leases have a term of 5 years with renewal conditioned on continued payments of annual lease rentals. The other leases have terms ranging from 1 year to 3 years. We have 100% of the working interest in these leases, with a net royalty interest of 77%.

     All of the above leases have been or will be transferred to our subsidiary corporation, Sterling Oil & Gas Company.

     Our principal executive office is located at 201 W. Lakeway, Suite 1000, Gillette, Wyoming 82718. Our telephone number is (307) 685-3122. The lease is on an annual basis at the rate of $754 per month and expires. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space. We believe that the space at this location will meet our needs for the foreseeable future.

     We also maintain an office in Billings, Montana at the Transwestern One, 404 North 31st Street, Suite 109, Billings, MT 59101. Our telephone number at that location is (406) 255-7190. The lease on this premise is on a month to month basis at the rate of $450 per month. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space. We believe that the space at this location will meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During our current fiscal year ended April 30, 2007, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol BCTE. Our common stock began trading on the Bulletin Board on May 6, 2004.

     The following table shows the high and low bid price for our common shares for the quarters indicated.

	HIGH ($)	LOW ($)
2007
02/01/07 – 04/30/07	$4.40	$2.33
11/01/06 – 01/31/07	$3.02	$1.01

2006
08/01/06 – 10/31/06	$1.50	$1.50
05/01/06 – 07/31/06	$2.50	$1.01
02/01/06 – 04/30/06	$3.00	$1.50
11/01/05 - 01/31/06	$2.00	$1.50

2005
08/01/05 - 10/31/05	$2.00	$1.80
05/01/05 - 07/31/05	$1.80	$1.26
02/01/05 - 04/30/05	$1.75	$1.26
11/01/04 - 01/31/05	$1.75	$1.26

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

     As of August 9, 2007 we have 29,541,000 shares issued and outstanding. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have approximately one hundred forty four (144) beneficial shareholders.

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

     The following table provides a summary of the number of options granted under our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2007.

Number of securities
	Number of securities	Weighted-Average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of	outstanding options,	under equity
	outstanding option	warrants and rights	compensation plans
Equity compensation plans	N/A	N/A	N/A
approved by security holders

Equity compensation plans not
approved by security holders [1]	1,550,000	$0.50	3,450,000

[1]	Referring to our 2007 Nonqualified Stock Option Plan. Please see the “2007 Nonqualified Stock Option Plan" section below.

2007 Nonqualified Stock Option Plan

     On March 15, 2007, our board of directors adopted the 2007 Nonqualified Stock Option Plan (the “2007 Plan”) for our directors, officers, employees, and outside consultants and advisors. Under the plan, directors, officers, employees, and outside consultants and advisors may receive awards of nonqualified stock options. The purpose of the plan is to provide directors, officers, employees, and outside consultants and advisors with an incentive to make positive contributions to our company, and to attract and retain individuals of exceptional talent. The aggregate number of shares of common stock that may be granted by our company under the 2007 Plan will not exceed a maximum of 5,000,000 shares of common stock during the period of the plan. The 2007 Plan shall terminate upon the earlier of March 15, 2017, or the issuance of all shares of common stock granted under the plan. Our board of directors will determine the option prices per share when the stock option is granted to an individual.

     During the year ended April 30, 2007, we granted options to acquire up to 1,550,000 shares of common stock to our officers and directors. Each option entitles the holder to acquire one share of common stock at an exercise price of $0.50 per share. The exercise of these options is limited for two years after the date of the grant, and expire five years from the date of the grant.

Recent Sales of Unregistered Securities

     On April 28, 2006, we completed a private placement of securities and raised gross proceeds of $395,000. The net proceeds received by us were $394,951. We sold a total of 8,400,000 shares of common stock to fifteen (15) investors at prices ranging from $0.01 per share to $0.05 per share. We issued the foregoing 8,400,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

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

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.     PLAN OF OPERATIONS.

     This section of this Form 10-KSB includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of operation

     We are a development stage company and have not yet generated or realized any revenues from our current business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. During the current fiscal year we raised $3,541,500 gross proceeds, $3,519,377 net proceeds, through a series of private placements. As of April 30, 2007 we have approximately $1,156,126 of working capital, and it uncertain as to whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year, which we are not assured of raising.

     The plan of operation discussed below in this annual report for the twelve months ended April 30, 2007, reflects the operations of our current business which is to lease or sell the ARID tool and process to oil and gas companies.

     We have completed field tests of the ARID tool and process, and we are continuing to refine the ARID to improve the field use of the ARID tool and process. Currently, we have two ARID tools operating in CBM (coal bed method) gas well bores in the Powder River Basin of Wyoming. We have submitted six UIC (underground injection control) permits to the Wyoming DEQ for the ARID tool and process. We are working on thirteen more ARID UIC permits for submission to the Wyoming DEQ. During the 3rd quarter ended January 31, 2007 we added an employee to process and submit permits for the ARID tool and process. We continue to contact the Wyoming Department of Environmental Quality and the Wyoming State Engineer’s Office regarding the permitting for the ARID in the State of Wyoming. Since the ARID tool and process are a new technology for the handling of water in the production of coal bed methane gas, we are working with the State of Wyoming to develop an efficient permitting process for the ARID.

     We are developing another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development will allow operators of coal bed methane wells to produce multiple seams of coal from a single well bore. This multi-completion tool can be used in conjunction with the ARID. We anticipate spending approximately $40,000 on research and development of the new multi-completion tool.

     Our specific goal is to establish a market for the ARID. With initial field tests of the ARID tool complete we have started our direct marketing to oil and gas well operators. During the quarter ended April 30, 2007, we hired an independent marketing consultant to assist us with the marketing of the ARID tool and process. Once are marketing to oil and gas well operators is successful, we will begin full operations and start to lease the ARID tool to the oil and gas well operators. At this time we can not estimate when we will generate revenue.

     During the current fiscal year ended April 30, 2007, we leased approximately 77,630 undeveloped net mineral acres in the Powder River Basin of Montana and Wyoming. We are currently examining the potential of exploring these properties through our subsidiary corporation, Sterling Oil & Gas Company. Any exploration of these properties would be subject to finding adequate funding to do such exploration.

     If we cannot generate sufficient revenues to continue operations, or find additional capital, we will suspend or cease operations

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

Results of operations

Since Initiating Our Current Business Focus

     In March, 2006 we began our current business focus of the leasing or selling of the ARID tool and process to oil and gas well operators. Our net loss since our beginning our current business operation is $2,736,315 this loss includes $1,840,000 of non-cash consideration related to the issuance of stock options to management.

     Not taking into our non-cash consideration related to the issuance of stock options to management our net loss since beginning our current business operation is $896,315, of which $552,890 is for compensation and benefits and $151,420 is for professional fees.

     For our planned operations in the next year we expect to have additional expenses for the marketing of our products, research and development costs for our multi-completion tool, and additional professional fees for the accounting and administration of operations.

Liquidity and Capital Resources

     Our net working capital as of April 30, 2007 is $1,156,126. As of April 30, 2007, our total assets were $3,015,970, comprised of $1,156,126 of cash and marketable securities, $6,934 of inventory, $754 of prepaid expenses and other current assets, $1,794,231 unevaluated oil and gas properties, $9,698 of furniture and equipment, net of depreciation, and $48,227 of other assets. Our total liabilities were $9,771, comprised of $9,771 of accounts payable.

     We are uncertain if our remaining working capital will sustain operations for the year. Our key to remaining in business is selling or leasing our equipment to customers, or licensing our technology to customers. If we are unable to successfully attract customers, we may quickly use up our money and will need to find alternative sources of money, like a public offering, a private placement of securities, or loans from our officers and directors or others in order for us to maintain our operations. Our officers and directors are committed to loan us money for our operations, however, there is no legally enforceable agreement in place that would require them to do so. At the present time, we have not made any arrangements to raise additional money. If we need additional money and can't raise it, we will either have to suspend operations until we do raise the money, or cease operations entirely. We believe that the money we have now will allow us to operate for one year. Other than as described in this paragraph, we have no other financing plans.

     As of the date of this report, we have yet to generate revenues from our current business operations.

     Should we not be able to maintain operations, we will suspend operations until additional capital is available to us, or we will cease operations. Our management has no intention for us, if we cease operations, to negotiation with potential acquisition candidates.

     During the fiscal year ended April 30, 2007, we received net proceeds of $3,519,748 from the private placements of our common stock. This compares to net proceeds of $394,951 from the private placements of our common stock during the fiscal year ended April 30, 2006. In addition, as April 30, 2007, we had cash on hand of $52,744, and our marketable equity securities were $1,103, 382.

     Cash used in operating activities was $830,888 for the fiscal year ended April 30, 2007, and $113,279 for the fiscal year ended April 30, 2006. In the fiscal year ended April 30, 2007 cash used in operations was principally our net loss less our non-cash compensation expense of $1,840,000. For the fiscal year ended April 30, 2006 cash used in operations was principally our net loss less payables of $31,724 at April 30, 2006.

     Cash flows used in investing activities were $2,932,098 for the fiscal year ended April 30, 2007, and no cash flows were use in investing activities for fiscal year ended April 30, 2006. In the fiscal year ended April 30, 2007 we invested in $1,103,382 of short term investments.

     During the fiscal year ended April 30, 2007, we expended cash of $1,794,231 on unevaluated and undeveloped oil and gas properties. This compares to no cash expended on unevaluated and undeveloped oil and properties during the fiscal year ended April 30, 2006.

     Cash flows from financing activities were $3,490,712 for the fiscal year ended April 30, 2007, and $395,000 for the fiscal year ended April 30, 2006. For the fiscal years ended April 30, 2007 and 2006, cash from financing was principally from the private placements of our stock.

     On April 28, 2006, we completed a private placement of securities and raised gross proceeds of $395,000. The net proceeds to us were $394,951. We sold a total of 8,400,000 shares of common stock to fifteen (15) investors at prices ranging from $0.01 per share to $0.05 per share. We issued the foregoing 8,400,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

     On July 20, 2006, we completed a private placement of securities and raised gross proceeds of $2,032,500. The net proceeds received by us were $2,021,342. We sold a total of 4,065,000 shares of common stock to fifty five (55) investors at a price of $0.50 per share. We issued the foregoing 4,065,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

     On January 25, 2007, we completed a private placement of securities and raised gross proceeds of $1,509,000. The net proceeds received by us were $1,498,406. We sold a total of 2,012,000 shares of common stock to thirty nine (39) investors at a price of $0.75 per share. We issued the foregoing 2,012,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

CRITICAL ACCOUNTING POLICIES

Recent Accounting Pronouncements

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing May 1, 2007. We do not expect the adoption of FIN 48 to have an impact on our results of operations or financial condition.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 in the first quarter of fiscal 2007 did not have a material effect on our results of operations or financial position.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position.

Off Balance Sheet Arraignments

     We have no off balance sheet arraignments.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

PAGE
Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Balance Sheet – April 30, 2007	F-4

Statement of Operations – For the Years Ended April 30, 2007 and 2006 and for the Period from
Inception (June 19, 1997) to April 30, 2007	F-5

Statement of Changes in Shareholders’ Equity – For the Years Ended April 30, 2007 and 2006
and for the Period from Inception (June 19, 1997) to April 30, 2007	F-6

Statement of Cash Flows – For the Years Ended April 30, 2007 and 2006 and for the Period from
Inception (June 19, 1997) to April 30, 2007	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Cat Energy Corporation
Gillette, Wyoming

We have audited the balance sheet of Big Cat Energy Corporation as of April 30, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Energy Corporation as of April 30, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited the combination in the statements of operations, cash flows, and shareholders’ equity of the amounts as presented for the year ending April 30, 2007 with the amounts for the corresponding statements for the period from inception (June 19, 1997) through April 30, 2006. In our opinion the amounts have been properly combined for the period from inception (June 19, 1997) through April 30, 2007.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue and has incurred substantial losses from operations and is in the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HEIN & ASSOCIATES LLP

Denver, Colorado
August 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Cat Energy Corporation:

We have audited the balance sheet of Big Cat Energy Corporation (a development stage company) as of April 30,2006 (not separately included herein) and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended April 30,2006 and April 30, 2005 (not separately included herein), and from June 19, 1997 (inception) through April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Energy Corporation as of April 30, 2006, and the results of its operations and its cash flows for the years ended April 30,2006 and 2005, and from June 19, 1997 (inception) through April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since inception which raises a substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORDOVANO AND HONECK

Cordovano and Honeck LLP
Englewood, Colorado
September 7, 2006

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEET

APRIL 30, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,744
Marketable securities	1,103,382
Inventory	6,934
Prepaid expenses and other current assets	754
Total current assets	1,163,814

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method):
Evaluated properties	–
Unevaluated properties	1,794,231
Furniture and equipment, net of accumulated depreciation of $550	9,698
Total	1,803,929

OTHER ASSETS	48,227

TOTAL ASSETS	$3,015,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,771

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $.0001 par value; 75,000,000 shares authorized; 29,541,000	2,954
shares issued and outstanding
Additional paid-in capital	5,920,191
Deficit incurred during the development stage	(2,916,946)
Total stockholders’ equity	3,006,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,015,970

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 AND
FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2007

			CUMULATIVE
			FROM INCEPTION
	FOR THE	FOR THE	(JUNE 19, 1997)
	YEAR ENDED	YEAR ENDED	TO APRIL 30,
	APRIL 30, 2007	APRIL 30, 2006	2007

REVENUES	$–	$–	$–

EXPENSES:
Personnel cost (including stock-based compensation
of $0 and $1,840,000 for 2006 and 2007)	2,345,225	58,322	2,419,720
Professional fees	118,040	60,930	255,420
Depreciation, depletion and amortization	550	–	550
Other general and administrative	211,406	25,930	277,256

OPERATING LOSS	(2,675,221)	(145,182)	(2,952,946)

OTHER INCOME (EXPENSE):
Interest income	36,000	–	36,000

NET LOSS	$(2,639,221)	$(145,182)	$(2,916,946)

Net loss per common share – basic and diluted	$(.10)	$(0.4)
Weighed average number of common shares
outstanding – basic and diluted	27,426,418	3,322,493

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006
AND FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2007

	COMMON STOCK
				DEFICIT
				INCURRED
			ADDITIONAL	DURING
		PAR VALUE	PAID-IN	DEVOLOPMENT
	SHARES	$.0001	CAPITAL	STAGE	TOTAL

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception
at June 19, 1997 issued at par	500,000	$50	$–	$–	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per
share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000
through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, May 1, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock March through
April 2006 at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock at March 2006 at
$0.01 per share	2,500,000	250	24,750		25,000
Common stock issued in exchange for
assets (Note 6)	12,450,000	1,245	22,745		23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through
June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007) at
$0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation (April 2007)	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006
AND FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2007

			CUMULATIVE
			FROM INCEPTION
			(JUNE 19, 1997)
	2007	2006	TO APRIL 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,639,221)	$(145,182)	$(2,916,946)
Adjustments to reconcile net loss to net cash provided by
operatingactivities:
Depletion, depreciation and amortization	550	–	550
Stock based compensation	1,840,000	–	1,840,000
Contributed services and other	–	179	10,425
Changes in operating assets and liabilities:
Inventory	(6,934)	–	(6,934)
Prepaids and other	(754)	–	(754)
Payables	(24,529)	31,724	9,771
Net cash used in operating activities	(830,888)	(113,279)	(1,063,888)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of unproved oil and gas properties	(1,794,231)	–	(1,794,231)
Purchase of equipment	(10,248)	–	(10,248)
Net investment available for sale securities	(1,103,382)	–	(1,103,382)
Other assets	(24,237)	–	(24,237)
Net cash used in investing activities	(2,932,098)	–	(2,932,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,541,501	395,000	4,047,901
Cash paid for offering costs	(21,753)	–	(21,753)
Proceeds from related party advances	–	40,151	51,618
Repayment of related party advances	(29,036)	–	(29,036)
Net cash provided by financing activities	3,490,712	435,151	4,048,730
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(272,274)	321,872	52,744
CASH AND EQUIVALENTS, at beginning of period	325,018	3,146	–
CASH AND EQUIVALENTS, at end of period	$52,744	$325,018	$52,744
NON-CASH TRANSACTION:
Forgiveness of debt by related party, accounted for as
capital contributed	$22,582	$–	$22,582
Stock issued to related party for ARID technology	$–	$23,990	$23,990

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS:

Big Cat Energy Corporation (“Big Cat” or the “Company”), a Nevada corporation, owns the exclusive right to a patented technology known as Aquifer Recharge Injection Device (ARID) which allows Coal Bed Methane (CBM) operators to re-inject water produced from productive coal seams. The ARID tool uses the existing well bore to move water from the producing coal seam to depleted aquifers of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones. These aquifers are identified from the geophysical logs.

Big Cat is also an independent energy company engaged in the exploration, exploitation, development, acquisition and production of natural gas and crude oil in the western United States. Subsequent to April 30, 2007, the Big Cat formed a subsidiary, Sterling Oil & Gas Company (Sterling). The mineral leases were transferred to the subsidiary in exchange for 10 million shares of Sterling common stock.

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has been in the development stage since inception and has yet to enter revenue-producing operations to date. Activities since inception have primarily involved organization and development of the Company and more recently, its arid initiative.

2.	LIQUIDITY:

Going Concern – As of April 30, 2007, the Company had working capital of approximately $1,150,000 and stockholders’ equity of $3,000,000. They have not yet realized any revenues and have incurred significant losses from operations and used significant cash flow to fund operations for the fiscal years presented. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

Big Cat’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. The Company can offer no assurance that they will be successful in our efforts to raise additional proceeds or achieve profitable operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less. The Company may have cash in banks in excess of federally insured amounts.

Short-Term Investments – The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which is classified as trading securities. These securities are stated at fair value based on quoted market prices. The income earned on these investments is included in interest income in the accompanying financial statements.

Concentrations of Credit Risk – The Company’s cash equivalents and short-term investments are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.

Inventory – Inventory consists of pipe and tubular goods for the Company’s ARID systems, and is stated at the lower of cost or market using the average cost valuation method.

Furniture and Equipment – Furniture and equipment is stated at cost. Depreciation is provided on furniture, fixtures and equipment using the straight-line method over an estimated service life of three to seven years.

The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

Oil and Gas Properties – The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unevaluated properties are withheld from the depletion base until such time as they are either developed or abandoned. The unevaluated properties are reviewed quarterly for impairment. Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to calculate the ceiling value.

Asset Retirement Obligations – The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded when incurred, generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in other long-term liabilities in the accompanying balance sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations. As of April 30, 2007, the Company’s ARO obligation is not significant, as wells are drilled a liability will be established.

Off Balance Sheet Arrangements – From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of April 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Income Taxes – The Company accounts for income taxes under the provisions of SAFS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Risks and Uncertainties – Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on future results.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of such financial instruments approximate fair value due to their short maturities or floating rate structure.

Stock-Based Compensation – The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the year ended April 30, 2007, totaling $1,840,000, as the Company granted employee stock options during the fourth quarter. As of April 30, 2006, the Company did not report pro forma disclosures in the accompanying financial statements as the Company did not have an employee stock option plan.

Research and Development Expenditures – Costs related to the research, design, and development of products are charged to research and development expenses as incurred. As of April 30, 2007 and 2006, no material research and development expenses were recorded.

Net Loss Per Share – Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of preferred stock or convertible debt (using the “if converted” method) and shares issuable upon the exercise of stock options and warrants (using the “treasury stock” method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

As of April 30, 2007 the Company had 29,541,000 shares of common stock outstanding and options to purchase 1,550,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti dilutive. At April 30, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Other Comprehensive Income – The Company’s short-term investments are classified as available-for-sale, and are carried on the balance sheet at market value. Unrealized gains and losses, net of deferred income taxes, are generally reported as other comprehensive income and as an adjustment to stockholders’ equity. If a decline in market value below cost is assessed as being other than temporary, such impairment is included in the determination of net income. The Company’s available-for-sale securities are readily marketable and available for use in its operations should the need arise. Therefore, the Company has classified such securities as current assets. As of April 30, 2007, the market value of the Company’s short-term investments approximates its cost basis and therefore, there were no unrealized gains and losses included in other comprehensive income during 2007.

The Company does not have any other items of other comprehensive income for the years ended April 30, 2007 and 2006. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Reclassifications – Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net loss in any of the periods presented.

Recently Issued Accounting Standards – In February 2006, the FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No.133, Accounting for Derivative Instruments and Hedging Activities and SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFASNo.133 and SFASNo.140. SFASNo. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September15, 2006. We do not expect the adoption of SFASNo. 155 to have an impact on our results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing May 1, 2007. We do not expect the adoption of FIN 48 to have an impact on our results of operations or financial condition.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFASNo. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFASNo. 157 is effective for financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFASNo. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases.SFAS No. 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

4.	OIL AND GAS PROPERTY ACQUISITIONS:

Costs directly associated with the acquisition, exploration and development of unevaluated properties are excluded from the full cost amortization pool, until they are evaluated. The Company acquired various unproven oil and gas leases in Montana and Wyoming during the year ended April 30, 2007. All oil and gas leases were transferred to the Company’s new subsidiary, Sterling, subsequent to April 30, 2007.

5.	INDEBTNESS TO RELATED PARTIES:

RD Capital, Inc. (RD Capital), a former affiliate that was controlled by the Company’s previous management, advanced the Company $33,697 for working capital during the years ended April 30, 2006. No scheduled maturity exists for the advances, which are interest free and due on demand. The advances since inception totaled $45,164. RD Capital agreed to accept half of the balance, or $22,582, to extinguish the entire obligation. The Company paid RD Capital $22,582 in July 2006. The Company recorded the forgiveness of $22,582 as a capital contribution due to the related party nature of the debt forgiveness.

TDR Group, LLC (TDR Group), an affiliate under common control, advanced the Company $6,454 for working capital during the year ended April 30, 2006. No scheduled maturity exists for the advances, which are interest free and due on demand. The advances are included in the financial statements as “Indebtedness to related parties”. Management plans to settle the liability with cash, common stock, or a combination thereof. The fair value of the related party debt approximates fair value due to the short- term maturity of the instruments. The Company paid $6,454 during 2007 to settle this obligation.

The imputed interest on these related party loans was not significant.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6.	SHAREHOLDERS’ EQUITY:

Private Offerings – In January 2007, the Company sold 2,012,000 restricted shares of its common stock for proceeds of $1,509,000, or $0.75 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Regulation S and Section 4(2) of Regulation D of the United States

From May through July 2006, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and director. Following the above sales, the Company’s common stock increased to 27,529,000 shares issued and outstanding.

On March 13, 2006, the Company acquired Intellectual Property (see Note 1) from TDR Group, an affiliate owned by the Company’s officers and directors that also hold a majority ownership in the Company. The Company acquired the assets to expedite its business plan and facilitate equity financing.

Because the transaction occurred between related parties under common control, the assets acquired by the Company were recorded at the predecessor’s historical cost basis, or $23,990. The Company acquired the assets in exchange for 12,450,000 restricted shares of its common stock.

During March and April 2006, the Company sold 7,400,000 restricted shares of its common stock for proceeds of $370,000, or $0.05 per share. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and director.

During March 2006, the Company sold 2,500,000 restricted shares of its common stock for proceeds of $25,000, or $0.01 per share. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and director.

The Company commenced an offering, pursuant to an exemption from registration requirements under Regulation S of the Securities Act of 1933, in December 2001 and closed such offering in April 2002. The Company received $111,400 in offering proceeds from the sale of 1,114,000 shares of its common stock at a price of $.10 per share.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Contributed Rent and Services – RD Capital contributed office space to the Company at no charge for the period from January 1, 2000 through April 30, 2003. The use of such office space was valued in the accompanying financial statements based on rates for similar space in the local area.

Certain officers contributed their time and effort to the Company at no charge for the period from January 1, 2000 through April 30, 2003. The time and effort was valued in the accompanying financial statements based on prevailing rates for such labor in the local market.

Common Stock Transactions – In April 2002, the Company’s CFO purchased 513,000 shares of the Company’s common stock pursuant to a private offering (see Note 3). The CFO purchased the shares for $51,300, or $.10 per share.

In June 1997, the Company issued 500,000 shares of its common stock to founders in exchange for organizing the Company. The common stock was valued at $50 as determined in good faith by the Board of Directors. In March 2002, the Company cancelled the 500,000 shares of common stock.

7.	STOCK OPTION PLAN:

The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan. On April 27, 2007 options to purchase 1,550,000 shares were granted to directors and officers of the Company at $.50 per share, which was below the fair market value on that date. The options have a term of five years and have limits on exercising over a three-year term.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date. The Company granted 1,550,000 options to purchase common stock during the year ended April 30, 2007. The fair values of options granted and vested were calculated using the following weighted-average assumptions:

Year Ended
April 30, 2007

Expected dividend yield	–
Expected price volatility	140%
Risk free interest rate	4.59%
Expected term of options (in years)	5 years

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

A summary of option activity under the Plan as of April 30, 2007 and changes during the years then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Options outstanding – May 1, 2006	–	$–	–	$–
Granted during period	1,550,000.50		5	2.64
Exercised during period	–	–	–
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –April 30, 2007	1,550,000.50		5	$2.64

Exercisable at April 30, 2007	600,000			$2.64

The weighted average grant date fair value of options granted during the years ended April 30, 2007 was $3.03 per share. The weighted average remaining contractual term is five years for all options outstanding.

As of April 30, 2007, the options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through April 30, 2009. Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the option as if they vest over a five-year period. The Company expects to recognize approximately $2,920,000 in stock compensation expense ratably over a period of two years. There have been no options exercised under the terms of the Plan.

8.	INCOME TAXES:

The Company has not filed its federal income tax returns for 1997 through 2002. Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities. However, no tax expense will be recorded as a result of a full valuation allowance.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Deferred tax assets (liabilities) are comprised of the following:

	April 30
	2007	2006

Deferred tax assets:
Stock-based compensation	$675,000	$–
Net operating loss and credit carryforwards	393,000	62,000
Total deferred tax assets	1,068,000	62,000
Valuation allowance	(1,068,000)	(62,000)

	$–	$–

A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

	April 30
	2007	2006

Expected benefit at federal statutory rate	(35%)	(27.4%)
State taxes net of federal benefit	(1.69%)	–
Permanent differences	.05%	.14%
Change in rate	(1.50%)	–
Change in valuation allowance	38.14%	27.26%

	–	–

The federal net operating loss (NOL) carryforward of approximately $1,071,000 as of April 30, 2007 expires on various dates through 2027. Internal Revenue Code Section382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES:

Office Lease – The Company rents office space under leases for approximately $800 and $450 per month with related parties.

Environmental Issues – The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company’s acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. Management believes its properties are operated in conformity with local, state and federal regulations. No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have had no disputes or disagreements with our accountants or accounting and financial disclosure. Our Certified Public Accountants are Hein & Associates LLP.

     On August 1, 2007 we dismissed Michael J. Larsen, PC, as our independent registered firm accounting firm effective as of that date.

     From December 1, 2006 through the subsequent interim period ended August 1, 2007, there were no disagreements with Michael J. Larsen, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Michael J. Larsen, PC, would have caused Michael J. Larsen, PC to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods

     On August 1, 2007 we engaged Hein & Associates LLP, an independent registered firm of Certified Public Accountants, as our principal independent accountant with the approval of our board of directors.

     On December 1, 2006, Cordovano and Honeck LLP resigned as our independent registered accounting firm effective as of that date. On December 1, 2006, our board of directors accepted the resignation of Cordovano and Honeck LLP.

     Cordovano and Honeck LLP’s report on the financial statements as of and for the period from the date of inception on June 19, 1997 to July 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles save and except for a “going concern opinion” provided with the overall audit opinion. During the fiscal years ended April 30, 2005 and April 30, 2006, and the subsequent interim period, there were no disagreements with Cordovano and Honeck LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cordovano and Honeck LLP, would have caused Cordovano and Honeck LLP to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

     On December 1, 2006 we engaged Michael J. Larsen, PC, an independent registered firm of Certified Public Accountants, as our principal independent accountant with the approval of our board of directors.

ITEM 8A.    CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

(a)

The Company will carry out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of August 19, 2007, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Annual Report on Form 10-KSB.

Due to the lack of adequate accounting personnel, the Company was unable to timely assemble and compile the information needed to close its accounts and prepare its April 30, 2007 audited financial statements for inclusion in the Company’s April 30, 2007 Annual Report on SEC Form 10-KSB.

(b)	Changes in Internal Controls.

There was no change in the Company’s internal controls, which are included within disclosure controls and procedures, during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls.

Significant Deficiencies In Disclosure Controls and Procedures or Internal Controls

     We will implement the following additional measures to address the identified material weakness:

*

Delay in closing the Company’s accounts. We will take steps to address this material weakness based on the Company’s delay in closing its books. To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklist will be developed for non-quarter end months, quarter end months, and the annual close.

*

Lack of Adequate Accounting Staff. The Company is aware of its staffing needs and will take steps to address its understaffed Finance and Accounting team to correct this material weakness. Subsequent to the date of the financial statements, the Company will take corrective action.

ITEM 8B.  OTHER INFORMATION.

     None.

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

     The name, age and position of our directors and officers is set forth below:

Name	Age	Position Held

Timothy G. Barritt	57	President, Principal Executive Officer, and Director
Richard G. Stockdale	63	Vice President and Director
Raymond P. Murphy	49	Chief Operations Officer and Director
Charles W. Peck	50	Director
George L. Hampton, III	53	Director
Robert Goodale	45	Secretary, Treasurer, Principal Financial Officer, and Principal
		Accounting Officer

     Our directors serve until our next annual meeting of the stockholders or until he or she resigns if earlier. The Board of Directors appoints the officers and their terms of office are at the discretion of the Board of Directors.

     Timothy G. Barritt has been our president, chief executive officer, and director since January 20, 2006. On February 17, 2006, Richard G. Stockdale was appointed to the Board of Directors, and was also appointed treasurer and principal financial officer. On June 21, 2006, Mr. Stockdale resigned as treasurer and principal financial officer. On August 30, 2006, Mr. Stockdale was appointed vice president. Mr. Stockdale continues to retain his position as a director. On February 17, 2006, Raymond P. Murphy was appointed to the Board of Directors, and was also appointed secretary. On June 21, 2006, Mr. Murphy resigned as secretary. On August 30, 2006, Mr. Murphy was appointed chief operations officer. Mr. Murphy continues to retain his position as a director. On June 21, 2006, Robert Goodale was appointed secretary, treasurer, and principal financial officer. The persons named above are expected to hold his or her offices/positions until the next annual meeting of our stockholders.

Timothy G. Barritt - President, Principal Executive Officer, and Director

     On January 20, 2006, Timothy Barritt was appointed to our board of directors. Mr. Barritt was also appointed president and principal executive officer. On May 7, 2007, Mr. Barritt was appointed to the board of directors of our subsidiary corporation, Sterling Oil & Gas Company. Mr. Barritt was also appointed president and principal executive officer of Sterling Oil & Gas Company. Since 1996 Mr. Barritt has owned and operated TYVO, LLC which operates three portable drilling rigs in the coal bed methane industry as well as in the water industry. Since July 2005, Mr. Barritt has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation which sold its assets in the transaction described above.

Richard G. Stockdale – Vice President, and Director

     Since February 17, 2006, Mr. Stockdale has been treasurer, principal financial officer, principal accounting officer and a member of the board of directors. Mr. Stockdale, on June 21, 2006, resigned as our treasurer and principal financial officer. On August 30, 2006, Mr. Stockdale was appointed Vice President. Mr. Stockdale continues to retain his position as a director. On May 7, 2007, Mr. Stockdale was appointed to the board of directors of our subsidiary corporation, Sterling Oil & Gas Company. Mr. Stockdale was also appointed treasurer of Sterling Oil & Gas Company. Since November 2002, Mr. Stockdale has owned and operated Stockdale Consulting, LLC, which is engaged in the business of hydro-geologic investigations, water well design, drilling supervision, well development techniques, pump testing, water analysis, compilation of data, and publishing reports. From January 2001 to March 2003, Mr. Stockdale was the Deputy Wyoming State Engineer. Since July, 2005, Mr. Stockdale has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation which sold its assets in the transaction described above.

Raymond P. Murphy – Chief Operations Officer, and Director

     Since February 17, 2006, Mr. Murphy has been secretary and a member of the board of directors. Mr. Murphy, on June 21, 2006, resigned as our secretary. On August 30, 2006, Mr. Murphy was appointed chief operations officer. Mr. Murphy continues to retain his position as a director. On May 7, 2007, Mr. Murphy was appointed to the board of directors of our subsidiary corporation, Sterling Oil & Gas Company. Mr. Stockdale was also appointed vice president of Sterling Oil & Gas Company. Since January 2003, Mr. Murphy has been an independent consulting oil and gas geologist in Phoenix Arizona. Since July 2005, Mr. Murphy has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation which sold its assets in the transaction described above. From December 1999 to November 2002, Mr. Murphy was a regulatory specialist/geo-hydrologist for Williams Production RMT Company, Gillette, Wyoming responsible for permitting, reporting and compliance of byproduct water from coal bed methane operations. Mr. Murphy holds a Bachelor of Science degree in geology and biology from Chadron State College, Chardon, Nebraska.

Charles W. Peck - Director

     Since September 1, 2006, Mr. Peck has been a member of the board of directors. In 1986 Mr. Peck was a founding partner of Bruce Martens & Associates, a Denver, Colorado based oil and gas exploration company. In 1988 the partners of Bruce Martens & Associates formed American Oil & Gas, with Mr. Peck as vice president. American Oil & Gas drilled its first coal bed methane well in Campbell County, Wyoming in 1989, and subsequently that gas play became American’s focus for the next ten years. Mr. Peck was involved in all aspects of the gas play for American, Mr. Peck’s duties included drilling, production techniques, and overall management of the gas play for American. From 1989 to 1998, American drilled approximately 200 Wyodak coal bed methane wells, the production from these wells proved up the Wyoming Powder River Basin coal bed methane play. Mr. Peck is a registered Wyoming Professional Geologist and a member of the Society of Petroleum Engineers. Mr. Peck received a bachelor of sciences degree in geology from Clemson University in 1979 and a masters degree in geology from the Colorado School of Mines in 1982.

George L. Hampton, III - Director

     Since September 1, 2006, Mr. Hampton has been a member of the board of directors. From August 2004 to present, Mr. Hampton has been a director of Torrent Energy Corporation, a coal bed methane exploration company with properties in the Pacific Northwest. From 1994 to 1997, and from 2000 to present, Mr. Hampton has been a partner of GeoTrends-Hampton International, LLC, a coal bed methane exploration company based out of the Pacific Northwest. From 1998 to May 2005, Mr. Hampton was a member and geological consultant for Hampton, Waechter & Associates, LLC, a Denver, Colorado based geological company. Since June 1986, Mr. Hampton has been president and chief geological consultant for Hampton & Associates, Inc. a Denver, Colorado based coal bed methane exploration company. From April 1998 to April 1999, Mr. Hampton was project manager and senior geologist for Pennaco Energy Corporation, a Denver, Colorado based coal bed methane exploration company. From 1996 to 1997, Nr. Hampton was chief geologist for Thermal Energy Corporation, a Tulsa, Oklahoma based coal bed methane exploration company. From 1995 to 2001, Mr. Hampton was a founding partner and technical manager of Cairn Point Publishing, Inc., a Denver, Colorado based publishing company that published the International Coal Seam Gas Directory (1996) and the International Coal Seam Gas report (1997). Mr. Hampton has written and co-written a half-dozen articles on coal bed methane exploration and has provided testimony before several sate oil and gas commissions. Mr. Hampton received a bachelor of sciences degree in geology from Brigham Young University in 1977 and a masters degree in geology from Brigham Young University in 1979.

Robert Goodale – Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer

     Since June 21, 2006, Mr. Goodale has been secretary, treasurer, and principal financial officer. On May 7, 2007, Mr. Goodale was appointed secretary and chief financial officer of our subsidiary corporation, Sterling Oil & Gas Company. Since November 1994, Mr. Goodale has been practicing as an attorney and CPA in Billings, Montana, as a sole practitioner. Mr. Goodale’s legal and accounting practice focused on tax, business, and commercial transactions. Since January 2000, Mr. Goodale has also been President and principal owner of Exchange & Closing Company, which acts as a Qualified Intermediary and Escrow for clients engaged in real and personal property tax deferred exchanges. Mr. Goodale holds a Juris Doctor degree from the University of Montana School Law and a LL. M. in Taxation from the University of Florida College of Law.

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

Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all section 16(a) forms they file. Our officers and directors have filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. Our fiscal year end is April 30. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

		Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
Timothy Barritt	2007	88,333	0	0	0	300,000 [1]	0	0
President & CEO	2006	14,167	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Raymond Murphy	2007	88,333	0	0	0	300,000 [2]	0	0
COO	2006	14,167	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Richard Stockdale	2007	88,333	0	0	0	300,000 [3]	0	0
Vice President	2006	14,167	0	0	0	0	0	0
	2005

Robert Goodale	2007	70,625	0	0	0	250,000 [4]	0	0
Secretary &	2006	0	0	0	0	0	0	0
Treasurer	2005	0	0	0	0	0	0	0

Craig Christy	2007	0	0	0	0	0	0	0
President & Director	2006	0	0	0	0	0	0	0
(resigned - 2006)	2005	0	0	0	0	0	0	0

Phil Mudge	2007	0	0	0	0	0	0	0
Secretary & Director	2006	0	0	0	0	0	0	0
(resigned - 2006)	2005	0	0	0	0	0	0	0

[1]     We granted to Mr. Barritt stock options to purchase 300,000 shares of our common stock on April 27, 2007 as compensation for services as our president, chief executive officer, and director. These options are exercisable at a price of $0.50 per share until April 27, 2012. The exercise of these options is limited to 100,000 shares per year for the years ended April 27, 2008 and April 27, 2009. After April 27, 2009 there are no restrictions on the exercise of the options.

[2]     We granted to Mr. Murphy stock options to purchase 300,000 shares of our common stock on April 27, 2007 as compensation for services as our chief operating officer, and director. These options are exercisable at a price of $0.50 per share until April 27, 2012. The exercise of these options is limited to 100,000 shares for the year ended April 27, 2008, and 200,000 shares for the year ended April 27, 2009. After April 27, 2009 there are no restrictions on the exercise of the options.

[3]     We granted to Mr. Stockdale stock options to purchase 300,000 shares of our common stock on April 27, 2007 as compensation for services as a director. These options are exercisable at a price of $0.50 per share until April 27, 2012. The exercise of these options is limited to 100,000 shares for the year ended April 27, 2008, and 200,000 shares for the year ended April 27, 2009. After April 27, 2009 there are no restrictions on the exercise of the options.

[4]     We granted to Mr. Goodale stock options to purchase 250,000 shares of our common stock on April 27, 2007 as compensation for services as our chief operating officer, and director. These options are exercisable at a price of $0.50 per share until April 27, 2012. The exercise of these options is limited to 100,000 shares for the year ended April 27, 2008, and 200,000 shares for the year ended April 27, 2009. After April 27, 2009 there are no restrictions on the exercise of the options. After April 27, 2009 there are no restrictions on the exercise of the options.

     All compensation received by the officers has been disclosed.

Option/SAR Grants in the Last Fiscal Year

	Number of	% of Total
	Securities	Options/SARS
	Underlying	Granted to	Exercise
Name and Principal	Options/SARS	Employees in	Price	Expiration
Position	Granted	Fiscal Year [1]	($)/Share	Date
Timothy Barritt	300,000 [2]	19.36%	$0.50	April 27, 2012
President & Director
Raymond Murphy	300,000 [3]	19.36%	$0.50	April 27, 2012
COO & Director
Richard Stockdale	300,000 [4]	19.35%	$0.50	April 27, 2012
Vice President & Director
Charles Peck	200,000 [5]	12.90%	$0.50	April 27, 2012
Director
George L. Hampton, III	200,000 [6]	12.90%	$0.50	April 27, 2012
Director
Robert Goodale	250,000 [7]	16.13%	$0.50	April 27, 2012
Secretary & Treasurer

[1]     The total number of options outstanding at April 30, 2007 was 1,550,000 which was arrived at by calculating the total number of new options awarded to officers and directors during the fiscal year ended April 30, 2007.

[2]     Mr. Barritt was granted options to purchase 300,000 shares of our common stock as compensation for services as our president, chief executive officer, and director in 2006. None of these options have been exercised.

[3]     Mr. Murphy was granted options to purchase 300,000 shares of our common stock as compensation for services as our chief operating officer, and director in 2006. None of these options have been exercised.

[4]     Mr. Stockdale was granted options to purchase 300,000 shares of our common stock as compensation for services as our vice president, and director in 2006. None of these options have been exercised.

[5]     Mr. Peck was granted options to purchase 200,000 shares of our common stock as an incentive for acting as a director of our company. None of these options have been exercised.

[6]     Mr. Hampton was granted options to purchase 200,000 shares of our common stock as an incentive for acting as a director of our company. None of these options have been exercised.

[7]     Mr. Goodale was granted options to purchase 250,000 shares of our common stock as compensation for services as our secretary, treasurer, and chief financial officer in 2006. None of these options have been exercised.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the Money
			Options/SARs at	Options/SARs at
			FY-End (#)	FY-End ($)
	Shares Acquired		Exercisable/	Exercisable/
Name	on Exercise (#)	Value Realized ($)	Unexercisable	Unexercisable
(a)	(b)	(c)	(d)	(e)
Timothy Barritt	0	0	100,000 [1]	257,000 [1]
Chief Executive Officer			200,000 [2]	514,000 [2]

Robert Goodale	0	0	100,000 [1]	257,000 [1]
Chief Financial Officer			150,000 [2]	385,000 [2]

Raymond Murphy	0	0	100,000 [1]	257,000 [1]
Chief Operations Officer			200,000 [2]	514,000 [2]

Richard Stockdale	0	0	100,000 [1]	257,000 [1]
Vice-President			200,000 [2]	514,000 [2]

[1]	Exercisable options

[2]	Unexercisable options

Outstanding Equity Awards at Fiscal Year-end

								Equity	Equity
								Incentive	Incentive
								Plan	Plan
			Equity					Awards:	Awards:
			Incentive					Number of	Market or
			Plan Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy Barritt	100,000	200,000	0	0.50	4/27/2012	0	0	0	0
Principal Executive
Officer

Robert Goodale	100,000	150,000	0	0.50	4/27/2012	0	0	0	0
Principal Financial
Officer

Raymond Murphy	100,000	200,000	0 0.50	4/27/2012	0	0	0	0
Chief Operations
Officer

Richard Stockdale	100,000	200,000	0 0.50	4/27/2012	0	0	0	0
Vice-President

     During the fiscal year ended April 30, 2007, no stock options were exercised by our executive officers or directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Compensation of Directors

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is April 30. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Director Compensation Table
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Timothy Barritt	0	0	0	0	0	0	0

Raymond Murphy	0	0	0	0	0	0	0

Richard Stockdale	0	0	0	0	0	0	0

Charles W. Peck	11,667	0	0	0	200,000 [1]	0	11,667

George L. Hampton, III	11,667	0	0	0	200,000 [2]	0	11,667

[1]     We granted to Mr. Peck stock options to purchase 200,000 shares of our common stock on April 27, 2007 as an incentive for acting as a director of our company. These options are exercisable at a price of $0.50 per share until April 27, 2012. The exercise of these options is limited to 100,000 shares for the year ended April 27, 2008. After April 27, 2008 there are no restrictions on the exercise of the options.

[2]     We granted to Mr. Hampton stock options to purchase 200,000 shares of our common stock on April 27, 2007 as an incentive for acting as a director of our company. These options are exercisable at a price of $0.50 per share until April 27, 2012. The exercise of these options is limited to 100,000 shares for the year ended April 27, 2008. After April 27, 2008 there are no restrictions on the exercise of the options.

     Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

     All compensation received by our directors has been disclosed.

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

Name and Address of	Title of	Amount and Nature of	Percentage of
Beneficial Owner	Class	Beneficial Ownership [1]	Ownership [2]
Timothy Barritt	common stock	3,100,000 [3]	10.46%
201 W. Lakeway, Suite 1000
Gillette, WY 82718

Raymond Murphy	common stock	3,100,000 [4]	10.46%
201 W. Lakeway, Suite 1000
Gillette, WY 82718

Richard Stockdale	common stock	3,100,000 [5]	10.46%
201 W. Lakeway, Suite 1000
Gillette, WY 82718

Charles Peck	common stock	100,000 [6]	0.34%
P.O. Box 310
Three Forks, MT 59752

George L. Hampton, III	common stock	120,000 [7]	0.40%
6600 Wauconda Drive
Larkspur, CO 80118

Robert Goodale	common stock	100,000 [8]	0.34%
404 North 31st Street, Suite 109
Billings, MT 59101

All officers and directors as		9,620,000	32.46%
a group (6 Individuals)

Michael Schaefer	common stock	2,000,000	6.77%
25 Burger Lane
Buffalo, WY 82834

KD Tsirigotis	common stock	2,000,000	6.77%
Prosimni, T.T. #218
Argolidos 21200
Greece

[1]     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of August 9, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

[2]     Percentage based on 29,541,000 shares of common stock outstanding on August 9, 2007 plus additional shares for options above.

[3]     Includes 100,000 options currently exercisable.

[4]     Includes 100,000 options currently exercisable.

[5]     Includes 100,000 options currently exercisable.

[6]     Includes 100,000 options currently exercisable.

[7]     Includes 100,000 options currently exercisable.

[8]     Includes 100,000 options currently exercisable.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 24, 2006, we entered into an asset purchase agreement with TDR Group LLC, a Wyoming Limited Liability Corporation owned and controlled by our officers and directors, wherein we acquired assets consisting of the present technology and design relating to fluid redistribution in well bore environments and fluid redistribution systems as described and claimed in the U.S. provisional utility patent application of the TDR Group, LLC and any subsequent priority application thereof (the “Invention”).

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

     RD Capital, Inc., (“RD Capital”), a former affiliate that was controlled by the Company’s previous management, advanced the Company a total of $45,164 for working capital during the years ended April 30, 2006 and 2005. During the quarter ended July 31, 2006, RD Capital agreed to accept half of the balance, $22,582, to extinguish the entire obligation. We paid RD Capital the $22,582 in July 2006. The Company recorded the forgiveness of $22,582 as a capital contribution due to the related party nature of the transaction.

     TDR Group, LLC, a then affiliate under common control, advanced us $6,454 for working capital during the year ended April 30, 2006. During the year ended April 30, 2007, we repaid this obligation to TDR Group, LLC. On April 4, 2007 we paid TDR Group, LLC $6,454 as final settlement of the obligation.

     During the fiscal year ended April 30, 2007, Raymond Murphy a director provided office space to the Company at a rate of $1,200 per month. The Company paid Mr. Murphy $13,200 in rent during the fiscal year. We discontinued renting this office space on April 1, 2007.

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

PART IV

ITEM 13.    EXHIBITS.

Exhibits

     The following Exhibits are incorporated herein by reference from our Form 10-SB Registration Statement filed with the Securities and Exchange Commission, SEC file #0-49870 filed on June 17, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

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

     The following documents are incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission for the period ending January 31, 2006:

Exhibit No.	Document Description
10.1	Asset Purchase Agreement

     The following exhibits are filed with this Form 10-KSB:

Exhibit No.	Document Description
21.1	Subsidiaries of Small Business Issuer.
23.1	Consent of Cordovano and Honeck, Certified Public Accountants.
23.2	Consent of Hein & Associates LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$25,000.00	Hein & Associates LLP, Certified Public Accountants
2006	$0.00	Hein & Associates LLP, Certified Public Accountants

2007	$0.00	Michael J. Larsen, PC, Certified Public Accountant
2006	$0.00	Michael J. Larsen, PC, Certified Public Accountant

2007	$0.00	Cordovano & Honeck LLP, Certified Public Accountants
2006	$4,500.00	Cordovano & Honeck LLP, Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$0.00	Hein & Associates LLP, Certified Public Accountants
2006	$0.00	Hein & Associates LLP, Certified Public Accountants

2007	$3,880.00	Michael J. Larsen, PC ,Certified Public Accountant
2006	$0.00	Michael J. Larsen, PC, Certified Public Accountant

2007	$2,747.50	Cordovano & Honeck LLP, Certified Public Accountants
2006	$0.00	Cordovano & Honeck LLP, Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$0.00	Hein & Associates LLP, Certified Public Accountants
2006	$0.00	Hein & Associates LLP, Certified Public Accountants

2007	$0.00	Michael J. Larsen, PC, Certified Public Accountant
2006	$0.00	Michael J. Larsen, PC, Certified Public Accountant

2007	$0.00	Cordovano & Honeck LLP, Certified Public Accountants
2006	$0.00	Cordovano & Honeck LLP, Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0.00	Hein & Associates LLP, Certified Public Accountants
2006	$0.00	Hein & Associates LLP, Certified Public Accountants

2007	$0.00	Michael J. Larsen, PC, Certified Public Accountant
2006	$0.00	Michael J. Larsen, PC, Certified Public Accountant

2007	$0.00	Cordovano & Honeck LLP, Certified Public Accountants
2006	$0.00	Cordovano & Honeck LLP, Certified Public Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of August, 2007.

BIG CAT ENERGY CORPORATION

BY:   TIMOTHY BARRITT
         Timothy Barritt, President and Principal Executive
         Officer.

BY:   ROBERT GOODALE
         Robert Goodale, Principal Accounting Officer and
         Principal Financial Officer.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

TIMOTHY BARRITT	President, Principal Executive Officer,	August 20, 2007
Timothy Barritt	and a member of the Board of Directors.

RAYMOND MURPHY	Chief Operations Officer, and	August 20, 2007
Raymond Murphy	a member of the Board of Directors.

RICHARD G. STOCKDALE	Vice President, and a member of the	August 20, 2007
Richard G. Stockdale	Board of Directors.

	Director.	August ___, 2007
Charles W. Peck

	Director.	August ___, 2007
George L. Hampton, III