Form 10QSB
period 2007-07-31
BIG CAT ENERGY CORP
filed 2007-09-14
CIK 1089272

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

Commission file Number: 000-49870

BIG CAT ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 W. Lakeway
Suite 1000
Gillette, Wyoming 82718
(Address of principal executive offices)

(307) 685-3122
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,541,000 common shares as of September 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (check one): Yes [  ]     No [X]

=========================================================================================================================================

BIG CAT ENERGY CORPORATION

INDEX

		Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1. FINANCIAL STATEMENTS

	Consolidated Balance Sheet as of July 31, 2007 (Unaudited)	3

	Consolidated Statements of Operations for the three months
	ended July 31, 2007 and 2006, and for the period from
	June 19, 1997 (inception) through July 31, 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months
	ended July 31, 2007 and 2006, and for the period from
	June 19, 1997 (inception) through July 31, 2007 (Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

	ITEM 2. PLAN OF OPERATIONS	13

	ITEM 3. CONTROLS AND PROCEDURES	17

PART II.	OTHER INFORMATION

	ITEM 6. EXHIBITS	18

	SIGNATURES	19

	EXHIBIT INDEX	20

PART I.

ITEM 1.     FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
July 31, 2007
(Unaudited)

Assets
Current assets:
Cash	$230,032
Marketable securities	893,379
Inventory, at cost	7,056
Prepaid expenses and other current assets	754
Total current assets	1,131,221

Equipment, net	9,208
Oil and Gas Properties-Unevaluated Properties	1,803,860
Other assets	48,227

$2,992,516

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	32,759
Total current liabilities	32,759

Minority interest	631,879

Shareholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized,
29,541,000 shares issued and outstanding	2,954
Additional paid-in capital	6,379,401
Deficit accumulated during development stage	(4,054,477)

Total shareholders’ equity	2,327,878

$2,992,516

See accompanying notes to consolidated financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			June 19, 1997
			(Inception)
	For the Three Months Ended		Through
	July 31,		July 31,
	2007	2006	2007
Revenues

Costs and expenses:
Personnel costs	634,032	101,308	3,053,752
Professional fees	17,014	41,878	272,434
Depreciation	490	56	1,040
Other general and administrative expenses	69,858	71,404	347,114

Operating Loss	(721,394)	(214,646)	(3,674,340)

Other Income (Expense)
Interest income	15,742	719	51,742
(Loss) on valuation from private placement	(433,000)		(433,000)
Loss before minority interest	$(1,138,652)	$(213,927)	$(4,055,598)
Minority interest	1,121		1,121
Net (Loss)	(1,137,531)	(213,927)	(4,054,477)

Basic and diluted loss per share	$(.04)	$(.01)

Weighted average common shares outstanding	29,541,000	24,848,780

See accompanying notes to consolidated financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			June 19, 1997
			(inception)
	For the Three Months Ended		Through
	July 31,		July 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Loss	$(1,137,531)	(213,927)	(4,054,477)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depletion, depreciation and amortization	490	56	1,040
Minority interest	(1,121)		(1,121)
Stock based compensation	460,000		2,300,000
Contributed services and other			10,425
Loss on valuation from private placement	433,000		433,000
Changes in operating assets and liabilities:
Inventory	(122)	(2,470)	(7,056)
Prepaids and other		(7,237)	(754)
Payables	22,988	16,260	32,759
Net cash used in operating activities	$(222,296)	$(207,318)	$(1,286,184)
Cash flows from investing activities:
Undeveloped oil and gas properties	(9,629)	(350,951)	(1,803,860)
Equipment purchases		(1,115)	(10,248)
Net investment in marketable securities	210,003		(893,379)
Other assets			(24,237)
Net cash used in investing activities	200,374	(352,066)	(2,731,724)
Cash flows from financing activities:
Proceeds from related party advances			51,618
Repayment of related party advances		(22,582)	(29,036)
Proceeds from the sale of common stock	200,000	2,032,500	4,247,901
Payments for offering costs	(790)	(11,158)	(22,543)
Net cash provided by financing activities	199,210	1,998,760	4,247,940
Net Increase (Decrease) in cash and cash equivalents	177,288	1,439,376	230,032
Cash and cash equivalents:
Beginning of period	52,744	325,018
End of period	$230,032	$1,764,394	$230,032
Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as
Capital contributed		$22,582	$22,582
Stock issued to related party for ARID technology			$23,990
Increase in Minority Interest from loss on private
placement	$433,000		$433,000

See accompanying notes to consolidated financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Organization and Nature of Operations

Description of Operations

     Big Cat Energy Corporation and its subsidiary (“Big Cat” or the “Company”), a Nevada corporation, owns the exclusive rights to a technology known as the Aquifer Recharge Injection Device (ARID) which allows Coal Bed Methane (“CBM”) operators to re-inject water produced from productive coal seams. The ARID tool uses the existing well bore to move water from the producing coal seam to depleted aquifers of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones. These aquifers are identified from the geophysical logs.

     Big Cat is also an independent energy company engaged in the exploration, exploitation, development, acquisition and production of natural gas and crude oil in the western United States. On May 1, 2007, Big Cat formed a subsidiary, Sterling Oil & Gas Company (“Sterling”). Big Cat transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling common stock.

     The Company is in the development stage in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 7. The Company has been in the development stage since inception and has yet to enter revenue-producing operations to date. Activities since its inception have primarily involved organization, development of the Company and more recently, its ARID initiative and the acquisition of certain undeveloped acreage.

Note 2: Liquidity

Going Concern

     As of July 31, 2007, the Company had working capital of approximately $1,098,462 and stockholders’ equity of $2,327,878. The Company has not yet realized any revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

     Big Cat’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. The Company can offer no assurance that it will be successful in its efforts to raise additional proceeds or achieve profitable operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3: Basis of Presentation and Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiary, Sterling Oil & Gas Company. All significant inter-company balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates in the Preparation of Financial Statements

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less. The Company may have cash in banks in excess of federally insured amounts.

Short-Term Investments

     The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which are classified as Marketable Securities. These securities are stated at fair value based on quoted market prices. The income earned on these investments is included in interest income in the accompanying financial statements.

Concentrations of Credit Risk

     The Company’s cash equivalents and short-term investments are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Inventory

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

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Asset Retirement Obligations

     The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded when incurred, generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in other long-term liabilities in the accompanying balance sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations. As of July 31, 2007, the Company’s ARO obligation is not significant, as wells are drilled a liability will be established.

Off-Balance Sheet Arrangements

     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2007, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Income Taxes

     Effective May 1, 2007, we adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of ending July 31, 2007, we recognized no adjustments for uncertain tax benefits. The tax returns have not been filed for 1997-2005; therefore all years from inception are still open for examination by the federal government.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at July 31, 2007.

Risks and Uncertainties

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

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Financial Instruments

     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of such financial instruments approximate fair value due to their short maturities or floating rate structure.

Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the quarter ended July 31, 2007, totaling $460,000. As of July 31, 2006, the Company did not report pro forma disclosures in the accompanying financial statements as the Company did not have an employee stock option plan.

Research and Development Expenditures

     Costs related to the research, design, and development of products are charged to research and development expenses as incurred. As of July 31, 2007 and 2006, no material research and development expenses were recorded.

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

     As of July 31, 2007 the Company had 29,541,000 shares of common stock outstanding and options to purchase 1,550,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. At July 31, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Other Comprehensive Income

     The Company does not have any items of other comprehensive income for the quarters ended July 31, 2007 and 2006. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Reclassifications

     Certain amounts in the 2006 unaudited consolidated financial statements have been reclassified to conform to the 2007 unaudited consolidated financial statement presentation; such reclassifications had no effect on the 2006 net loss.

Recently Issued Accounting Standards

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

Note 4: Oil and Gas Property Acquisitions

     Costs directly associated with the acquisition, exploration and development of unevaluated properties are excluded from the full cost amortization pool, until they are evaluated. The Company acquired various unproven oil and gas leases in Montana and Wyoming during the year ended April 30, 2007. All of theses oil and gas leases have been transferred to the Company’s subsidiary, Sterling Oil & Gas Company.

     During the three month period ended July 31, 2007, the Company sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. The proceeds from the sale were applied to the carrying value of the asset on the company’s books.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5: Shareholders’ Equity

Private Offerings

     During June 2007, the company sold a minority interest in Sterling through a private placement of 4,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $200,000, recorded offering cost of $790. The Company has received subscriptions for an additional 1,000,000 units, proceeds of approximately $50,000. As of the date of this filing the subscribed units have not been issued nor the funds collected by Sterling. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.

     Due to the risk associated with Sterling, the offering price of the private placement was below book value of Sterling. As a result of the Sterling private placement, the company has recorded a loss for the prorated portion of the book value of the Unevaluated Properties that was less than the Minority Interest that was invested. The loss recorded was $433,000 and was recorded in the period ended July 31, 2007.

     During the three months ended July 31, 2006, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and directors. Following the above sales, the Company’s common stock increased to 27,529, 000 shares issued and outstanding.

Note 6: Stock Option Plan

     The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan. On April 27, 2007 options to purchase 1,550,000 shares were granted to the directors and officers of the Company at $0.50 per share, which was below the fair market value on that date. The options have a term of five years and have limits on exercising over a three-year term.

     As of April 30, 2007, the options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through April 30, 2009. Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the option as if they vest over a three-year period. The Company expects to recognize approximately $2,920,000 in stock compensation expense ratably over the next two years. There have been no options exercised under the terms of the Plan.

ITEM 2.     PLAN OF OPERATIONS.

Forward-Looking Statements

     This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements that reflect our current views with respect to future events and financial performance. All statements include in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

  our future financial position, including working capital and anticipated cash flow;

  the risks of the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas;

  market demand;

  risks and uncertainties involving geology of oil and gas deposits;

  the uncertainty of reserve estimates and reserves life;

  the uncertainty of estimates and projections relating to production, costs and expenses;

  potential delays or changes in plans with respect to exploration or development projects or capital expenditures;

  fluctuations in oil and gas prices;

  health, safety and environmental risks;

  uncertainties as to the availability and cost of financing; and

  the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

     Other sections of this Quarterly Report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Our forward looking statements contained in this Quarterly Report are made as of the respective dates set forth in this Quarterly Report. Such forward-looking statements are based on the beliefs, expectations and opinions of management as of the date the statements are made. We do not intend to update these forward-looking statements, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

Plan of Operations

     The plan of operations discussed below in this Quarterly Report, reflects the operations of our current business which is to lease or sell the ARID tool and process to oil and gas companies.

     We continue to refine the ARID to improve the field use of the ARID tool and process. Subsequent to the end of this Quarterly Report, July 31, 2007, we have successfully installed another ARID tool in a coal bed method (“CBM”) gas well bore in the Powder River Basin of Wyoming. Currently, we have three ARID tools operating in CBM gas well bores in the Powder River Basin of Wyoming. We expect the above recently installed ARID tool to generate operating revenues for us in the near future.

     Our management and employees continue to work with the Wyoming Department of Environmental Quality (DEQ) for the permitting of the ARID tool and process. We believe that significant progress has been made with the Wyoming DEQ for the permitting of the ARID in Wyoming. As of the date of this Quarterly Report, the Wyoming DEQ has issued 18 permits for the ARID tool and process. Currently, we are preparing 11 permit applications for submission to the Wyoming DEQ.

     We are continuing to develop another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development will allow operators of coal bed methane wells to produce multiple seams of coal from a single well bore. We are progressing towards the filing of patent applications for this technology. We anticipate spending approximately $40,000 on research and development of the new multi-completion tool and process.

     We have completed our application for the trademark “ARID” with the United States Patent and Trademark Office. In approximately six months we should receive an examination report from the United States Patent and Trademark Office regarding the trademark application.

     We are continuing our efforts to market the ARID tool and process to oil and gas operators. We currently have several potential pilot programs for the use of the ARID tool and process with oil and gas operators in the Powder River Basin of Wyoming.

     On May 1, 2007 we formed a Nevada subsidiary corporation, Sterling Oil & Gas Company (“Sterling”). In return for 10,000,000 shares of Sterling, we transferred all of our oil and gas leasehold interests. We may conduct exploration on or more of our leasehold interests through our subsidiary corporation, Sterling. There is, however, no assurance that we will. Any exploration of these properties would be subject to finding adequate funding to do such exploration. We may conduct our own field tests of the ARID on one or more of our properties.

     During June 2007, the company sold a minority interest in Sterling through a private placement of 4,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $200,000, recorded offering cost of $790. The Company has received subscriptions for an additional 1,000,000 units, proceeds of approximately $50,000. As of the date of this filing the subscribed units have not been issued nor the funds collected by Sterling. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.

     Due to the risk associated with Sterling, the offering price of the private placement was below book value of Sterling. As a result of the Sterling private placement, the company has recorded a loss for the prorated portion of the book value of the Unevaluated Properties that was less than the Minority Interest that was invested. The loss recorded was $433,000 and was recorded in the period ended July 31, 2007.

     We did not acquire any additional oil and gas properties during the three month period ended July 31, 2007. During this period Sterling sold an oil and gas lease for a tract of property that was not contiguous to the rest of our properties in the Powder River Basin of Wyoming. Sterling received gross proceeds of $22,968 for the leasehold interest consisting of 184 net mineral acres, and retained a two percent overriding royalty interest on the leasehold interest. Our cost in this leasehold interest was $17,200. Our remaining oil and gas leasehold interests consist of approximately 77,500 undeveloped net mineral acres in the Powder River Basin of Montana and Wyoming.

Limited Operating History; Need for Additional Capital

     The report from the company’s independent registered public accounting firm which accompanies our audited financial statements as of April 30, 2007 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raised doubts about our ability to continue as a going concern.

     There is no historical financial information about our current operations upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues from current operations. Our key to remaining in business is selling or leasing the ARID to customers. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the possibility that there is a lack of a sales market for our products, and possible cost overruns due to price and cost increases in services and products.

     If we cannot generate sufficient revenues to continue operations, or find additional capital, we will suspend or cease operations. We have no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

     We reported a net loss for the three months ended July 31, 2007 of $1,137,531compared with a net loss of $213,927 for the same period in 2006. $893,000 of the 2007 loss is attributable to non-cash consideration related to the issuance of stock options to management ($460,000) and the sale of a minority interest in Sterling ($433,000).

     We recorded personnel costs of $634,032 during the three month period ended July 31, 2007, as compared to $101,308 during the same period in 2006. We recorded stock based compensation charge of $460,000 for the three month period ended July 31, 2007, compared with no charge for the same period in 2006.

     We incurred professional fees of $17,014 during the three month period ended July 31, 2007, as compared to $41,878 during the same period 2006.

     Our other general and administrative costs were $69,858 during the three month period ended July 31, 2007, as compared to $71,404 during the same period in 2006.

     Due to the risk associated with Sterling, the offering price of the private placement was below book value of Sterling. As a result of the Sterling private placement, the company has recorded a loss for the prorated portion of the book value of the Unevaluated Properties that was less than the Minority Interest that was invested. The loss recorded was $433,000 and was recorded in the period ended July 31, 2007.

     We did not acquire any oil & gas properties during the three month period ended July 31, 2007, as compared to acquisitions of $350,951 during the same period in 2006. During the three month period ended July 31, 2007 we sold one oil and gas leasehold interest with a cost of $17,200 and received gross proceeds of $23,968, there were no dispositions of any oil and gas leasehold interests during the same period in 2006.

Liquidity and Capital Resources

     As of July 31, 2007, we had working capital of approximately $1,098,462, and it is uncertain as to whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year.

     Other than the Sterling private placement, discussed below, we did not under take any private placements of our securities, during the three month period ended July 31, 2007. During the same period in 2006, we completed a private placement of securities and raised gross proceeds of $2,032,500. The net proceeds received by us were $2,021,342. We sold a total of 4,065,000 shares of common stock to fifty-five (55) investors at price of $0.50 per share. We issued the foregoing 4,065,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

     During June 2007, the company sold a minority interest in Sterling through a private placement of 4,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $200,000, recorded offering cost of $790. The Company has received subscriptions for an additional 1,000,000 units, proceeds of approximately $50,000. As of the date of this filing the subscribed units have not been issued nor the funds collected by Sterling. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.

Financial Instruments and Other Information

     As of July 31, 2007 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Polices and Estimates

Recently Issued Accounting Pronouncements:

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

Off-Balance Sheet Arraignments

     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2007, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

ITEM 3.     CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

     (a)     The Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of August 19, 2007, the Company’s disclosure controls and procedures were not effective as of that date.

     Due to the lack of adequate accounting personnel, the Company was unable to timely assemble and compile the information needed to close its accounts and prepare its April 30, 2007 audited financial statements for inclusion in the Company’s April 30, 2007 Annual Report on SEC Form 10-KSB. Although the company has hired additional personnel to assist with the closing of its books and preparation of the 10Q, additional measures will be required to correct this material weakness

     (b)     Other than described in the preceding paragraph, there were no change in the Company’s internal controls, which are included within disclosure controls or procedures, during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls.

Significant Deficiencies in Disclosure Controls and Procedures or Internal Controls

     We will implement the following additional measures to address the identified material weakness:

Delay in closing the Company’s accounts. We will take steps to address this material weakness based on the Company’s delay in closing its books. To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklists will be developed for non-quarter end months, quarter end months, and the annual close.

Lack of adequate accounting staff. The company is aware of its staffing needs and will take steps to address its understaffed Finance and accounting team to correct this material weakness. Subsequent to the date of this report, the Company will take corrective action.

PART II.  OTHER INFORMATION

ITEM 6.      EXHIBITS.

Exhibits	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of September, 2007.

BIG CAT ENERGY CORPORATION

BY:   TIMOTHY BARRITT
         Timothy Barritt, President and Principal
         Executive Officer

BY:   ROBERT GOODALE
         Robert Goodale, Principal Accounting Officer and
         Principal Financial Officer

EXHIBIT INDEX

Exhibits	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).