Form 10QSB
period 2007-10-31
BIG CAT ENERGY CORP
filed 2007-12-13
CIK 1089272

=====================================================================================

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

(307) 685-3122
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,041,000 common shares as of December 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(check one): Yes [  ]   No [X]

=====================================================================================

BIG CAT ENERGY CORPORATION

INDEX

		Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.FINANCIAL STATEMENTS
	Consolidated Balance Sheet as of October 31, 2007 (Unaudited)	3

	Consolidated Statements of Operations for the three months
	ended October 31, 2007 and 2006, and for the period from
	June 19, 1997 (inception) through October 31, 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months
	ended October 31, 2007 and 2006, and for the period from
	June 19, 1997 (inception) through October 31, 2007 (Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

	ITEM 2.PLAN OF OPERATIONS	14

	ITEM 3.CONTROLS AND PROCEDURES	20

PART II.	OTHER INFORMATION	21

	ITEM 6.EXHIBITS	21

	SIGNATURES	22

PART I.

ITEM 1.      FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Consolidated Balance Sheet
October 31, 2007
(Unaudited)

Assets
Current assets:
Cash	$247,812
Marketable securities	1,005,608

Inventory, at cost	26,002
Inventory-installed	2,012
Prepaid expenses and other current assets	46,755
Total current assets	1,328,189

Equipment, net	8,718
Oil and Gas Properties-Unevaluated Properties	1,823,954
Other assets	62,141

Total Assets	$3,223,002

Liabilities and Shareholders’ Equity
Current liabilities:
Other current liabilities	$24,572
Total current liabilities	24,572

Minority interest	680,984

Shareholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized,
30,041,000 shares issued and outstanding	3,004
Additional paid-in capital	7,339,351
Deficit accumulated during development stage	(4,824,909)

Total shareholders’ equity	2,517,446

$3,223,002

See accompanying notes to consolidated financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

							June 19,
							1997
	For the Three Months			For the Six Months			(Inception)
	Ended			Ended			Through
	October 31,			October 31,			October 31,
	2007		2006	2007		2006	2007
Revenues	$1,875	$		$1,875	$		$1,875

Costs and expenses:
Personnel costs	636,943		112,085	1,270,975		213,393	3,690,695
Professional fees	87,187		34,109	104,200		66,610	359,620
Other operating supplies	140			140			140
Other general and administrative	61,973		66,817	131,832		146,879	409,088
Depreciation	490		56	980		112	1,530
Total Expenses	786,733		213,067	1,508,127		426,994	4,461,073

LOSS BEFORE OTHER INCOME	(784,858)		(213,067)	(1,506,252)		(426,994)	(4,459,198)

OTHER INCOME (EXPENSE)
Interest income	13,531		5,929	29,273		5,929	65,273
(Loss) on valuation from private
placement				(433,000)			(433,000)

LOSS BEFORE MINOROTY
INTEREST	(771,327)		(207,138)	(1,909,979)		(421,065)	(4,826,925)

Minority Interest	895			2,016			2,016

NET (LOSS)	$(770,432)		$(207,138)	$(1,907,963)		$(421,065)	$(4,824,909)

BASIC AND DILUTIVE (LOSS) PER
SHARE	$(0.03)		$(0.01)	$(0.06)		$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES	29,682,304		27,529,000	29,611,652		26,181,364

See accompanying notes to consolidated financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			June 19, 1997
			(inception)
	For the Six Months Ended		Through
	October 31,		October 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Loss	$(1,907,963)	$(421,065)	$(4,824,909)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depletion, depreciation and amortization	980	112	1,530
Minority interest	(2,016)		(2,016)
Stock based compensation	920,000		2,760,000
Contributed services and other			10,425
Loss on valuation from private placement	433,000		433,000
Changes in operating assets and liabilities:
Inventory	(21,080)	(2,470)	(28,014)
Prepaids and other	(46,001)		(46,754)
Payables	14,801	44,628	24,572

Net cash used in
operating activities	$(608,279)	$(378,795)	$(1,672,166)

Cash flows from investing activities:
Undeveloped oil and gas properties	(29,723)	(1,237,785)	(1,823,954)
Equipment purchases		(1,115)	(10,248)
Net investment in marketable securities	97,774		(1,005,608)
Other assets	(13,914)	(24,237)	(38,152)
Net cash used in
investing activities	54,137	(1,263,137)	(2,877,962)

Cash flows from financing activities:
Proceeds from related party advances			51,618
Repayment of related party advances		(22,582)	(29,036)
Proceeds from the sale of common stock	750,000	2,032,500	4,797,901
Payments for offering costs	(790)	(11,158)	(22,543)
Net cash provided by
financing activities	749,210	1,998,760	4,797,940

Net Increase (Decrease) in cash and
cash equivalents	195,068	356,828	247,812

Cash and cash equivalents:
Beginning of period	52,744	325,018	0

End of period	$247,812	$681,846	$247,812

Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as
Capital contributed		$22,582	$22,582
Stock issued to related party for ARID technology			$23,990
Increase in Minority Interest from loss on private
placement	$433,000		$433,000

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

Note 2: Liquidity

Going Concern

     As of October 31, 2007, the Company had working capital of approximately $1,303,616 and stockholders’ equity of $2,517,446. The Company realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

     Big Cat’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. The Company can offer no assurance that it will be successful in its efforts to raise additional proceeds or achieve profitable operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3: Basis of Presentation and Significant Accounting Policies

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

     Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to calculate the ceiling value.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Asset Retirement Obligations

     The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded when incurred, generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in other long-term liabilities in the accompanying balance sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations. As of October 31, 2007, the Company’s ARO obligation is not significant, as wells are drilled a liability will be established.

Off-Balance Sheet Arrangements

     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2007, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Income Taxes

     Effective May 1, 2007, we adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the six months ended October 31, 2007, we recognized no adjustments for uncertain tax benefits. The tax returns have not been filed for 1997-2005; therefore all years from inception are still open for examination by the federal government.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at October 31, 2007.

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

Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the quarter ended October 31, 2007, totaling $460,000. For the six months ended October 31, 2007, the company has recorded stock-based compensation of $920,000. As of October 31, 2006, the Company did not report pro forma disclosures in the accompanying financial statements as the Company did not have an employee stock option plan.

Research and Development Expenditures

     Costs related to the research, design, and development of products are charged to research and development expenses as incurred. As of October 31, 2007 and 2006, no material research and development expenses were recorded.

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

     As of October 31, 2007 the Company had 30,041,000 shares of common stock outstanding and options to purchase 1,550,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. At October 31, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Other Comprehensive Income

     The Company does not have any items of other comprehensive income for the quarters ended October 31, 2007 and 2006. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Reclassifications

     Certain amounts in the 2006 unaudited consolidated financial statements have been reclassified to conform to the 2007 unaudited consolidated financial statement presentation; such reclassifications had no effect on the 2006 net loss.

Revenue Recognition

     The company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the company records an Other Current Liability for those amounts due within the next 12 months and a Long Term Obligation for those amounts in excess of 12 months.

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

     The company was unable to complete the purchase of certain mineral acreage previously reported and received a refund of $80,856 during the three months ended October 31, 2007. The Company purchased 50 net mineral acres during the three months ended October 31, 2007 for $8,610. During the three months ended October 31, 2007 the Company paid delayed rentals on the Montana acreage in the amount of $89,556. All the preceding transactions were applied to the carrying value of the asset on the Company’s books

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

     During the six months ended October 31, 2007, the Company sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. The proceeds from the sale were applied to the carrying value of the asset on the company’s books.

Note 5: Shareholders’ Equity

Private Offerings

     During the three months ended October 31, 2007 the Company completed the private placement of 500,000 restricted shares of its common stock to an accredited investor. The company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s common stock increased to 30,041, 000 shares issued and outstanding.

     During the three months ended October 31, 2007, the company completed the sale of a minority interest in Sterling through the placement of 1,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received proceeds of $50,000 from this private placement. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.

     During the six months ended October 31, 2007, the company sold a minority interest in Sterling through a private placement of 5,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $250,000, recorded offering cost of $790. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.

     Due to the risk associated with Sterling, the offering price of the private placement was below book value of Sterling. As a result of the Sterling private placement, the company has recorded a loss for the prorated portion of the book value of the Unevaluated Properties that was less than the Minority Interest that was invested. The loss recorded was $433,000 and was recorded in the six months ended October 31, 2007.

     During the six months ended October 31, 2006, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and directors. Following the above sales, the Company’s common stock increased to 27,529, 000 shares issued and outstanding.

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

     As of April 30, 2007, the options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through April 30, 2009. Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the option as if they vest over a three-year period. The Company expects to recognize approximately $3,680,000 in stock compensation expense ratably over the next two years. There have been no options exercised under the terms of the Plan.

Note 7: Subsequent Event

     Effective in early December 2007, Big Cat Energy completed an Information Statement to its shareholders, informing them of the Board of Directors decision to spin off its wholly owned subsidiary, Sterling Oil and Gas Company, into a public entity. In conjunction with the spin off of Sterling, the Board of Directors declared a dividend of the 10,000,000 shares of Sterling that Big Cat owned to Big Cat shareholders proportionately to their Big Cat ownership. The effect of these transactions will transfer the Undeveloped Properties currently consolidated with Big Cat Energy Corporation, with a book value of $1,803,860 at July 31, 2007, to Sterling and then for Sterling to be spun-off into an independent company.

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

     We continue to refine the ARID to improve the field use of the ARID tool and process. During the six months ended October 31, 2007, we have successfully installed 1 ARID tool in coal bed method (“CBM”) gas well bore in the Powder River Basin of Wyoming. Currently, we have three ARID tools operating in CBM gas well bores in the Powder River Basin of Wyoming. We have generated operating revenue in the three months ended October 31, 2007 from the most current ARID tool installation.

     Our management and employees continue to work with the Wyoming Department of Environmental Quality (DEQ) for the permitting of the ARID tool and process. We believe that significant progress has been made with the Wyoming DEQ for the permitting of the ARID in Wyoming. As of the date of this Quarterly Report, the Wyoming DEQ has issued 25 permits for the ARID tool and process. Currently, we have submitted 4 permit applications to the Wyoming DEQ.

     We are continuing to develop another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development will allow operators of coal bed methane wells to produce multiple seams of coal from a single well bore. We have completed filing our patent applications for this technology.

     We have completed our application for the trademark “ARID” with the United States Patent and Trademark Office. In approximately six months we should receive an examination report from the United States Patent and Trademark Office regarding the trademark application.

     We are continuing our efforts to market the ARID tool and process to oil and gas operators. We currently have several potential pilot programs for the use of the ARID tool and process with oil and gas operators in the Powder River Basin of Wyoming. During the three months ended October 31, 2007, the Company announced a major oil company will be field testing the ARID Tool and Process to determine the effectiveness in managing the water produced from two of their coalbed methane (CBM) fields in the Powder River Basin of Wyoming. These projects are comprised of seven wells in the central part of the basin and four wells in the northern part of the basin. Big Cat anticipates that the results of these two projects will highlight the value of the ARID system in CBM water management.

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

     During the three months ended October 31, 2007, the company was unable to complete the purchase of certain acreage previously reported and has received a refund of $80,856 for the acreage. The Company purchased 50 net mineral acres during the three months ended October 31, 2007 for $8,610. During the three months ended October 31, 2007 the Company paid delay rentals for the Montana leasehold acreage in the amount of $89,556. All the preceding transactions were applied to the carrying value of the asset on the Company’s books.

     During the three months ended October 31, 2007 the Company completed the private placement of 500,000 restricted shares of its common stock to an accredited investor. The company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s common stock increased to 30,041, 000 shares issued and outstanding.

     During the three months ended October 31, 2007, the company continued the sale of a minority interest in Sterling through the placement of 1,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $50,000. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.

     During the six months ended October 31, 2007, the company sold a minority interest in Sterling through a private placement of 5,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $250,000, recorded offering cost of $790. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.

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

     During the six months ended October 31, 2007, Sterling sold an oil and gas lease for a tract of property that was not contiguous to the rest of our properties in the Powder River Basin of Wyoming. Sterling received gross proceeds of $22,968 for the leasehold interest consisting of 184 net mineral acres, and retained a two percent overriding royalty interest on the leasehold interest. Our cost in this leasehold interest was $17,200. Our remaining oil and gas leasehold interests consist of approximately 77,200 undeveloped net mineral acres in the Powder River Basin of Montana and Wyoming.

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

Results of Operations

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

     We reported a net loss for the three months ended October 31, 2007 of $770,432 compared with a net loss of $213,067 for the same period in 2006. $460,000 of the 2007 loss is attributable to non-cash consideration related to the issuance of stock options to management.

     We recorded personnel costs of $636,943 during the three month period ended October 31, 2007, as compared to $112,085 during the same period in 2006. We recorded stock based compensation charge of $460,000 for the three month period ended October 31, 2007, compared with no charge for the same period in 2006.

     We incurred professional fees of $87,186 during the three month period ended October 31, 2007, as compared to $34,109 during the same period 2006.

     Our other general and administrative costs were $61,973 during the three month period ended October 31, 2007, as compared to $66,817 during the same period in 2006.

     The Company purchased 50 net mineral acres during the three months ended October 31, 2007 for $8,610.

Six Months Ended October 31, 2007 Compared to Six Months Ended October 31, 2006

     We reported a net loss for the six months ended October 31, 2007 of $1,907,963 compared with a net loss of $421,065 for the same period in 2006. $1,353,000 of the 2007 loss is attributable to non-cash consideration related to the issuance of stock options to management ($920,000) and the sale of a minority interest in Sterling ($433,000).

     We recorded personnel costs of $1,270,975 during the six month period ended October 31, 2007, as compared to $213,393 during the same period in 2006. We recorded stock based compensation charge of $920,000 for the six month period ended October 31, 2007, compared with no charge for the same period in 2006.

     We incurred professional fees of $104,200 during the six month period ended October 31, 2007, as compared to $66,610 during the same period 2006.

     Our other general and administrative costs were $131,832 during the six month period ended October 31, 2007, as compared to $146,879 during the same period in 2006.

     Due to the risk associated with Sterling, the offering price of the private placement, see note 5, was below book value of Sterling. As a result of the Sterling private placement, the company has recorded a loss for the prorated portion of the book value of the Unevaluated Properties that was less than the Minority Interest that was invested. The loss recorded was $433,000 and was recorded in the six months ended October 31, 2007.

     During the six months ended October 31, 2007 the company acquired oil and gas property for $8,610, as compared to acquisitions of $350,951 during the same period in 2006. During the six month period ended October 31, 2007 we sold one oil and gas leasehold interest with a cost of $17,200 and received gross proceeds of $23,968, there were no dispositions of any oil and gas leasehold interests during the same period in 2006.

Liquidity and Capital Resources

     As of October 31, 2007, we had working capital of approximately $1,303,616, and it is uncertain as to whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year.

     During the three months ended October 31, 2007 the Company completed the private placement of 500,000 restricted shares of its common stock to an accredited investor. The company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s common stock increased to 30,041, 000 shares issued and outstanding.

     During the six months ended October 31, 2006, we completed a private placement of securities and raised gross proceeds of $2,032,500. The net proceeds received by us were $2,021,342. We sold a total of 4,065,000 shares of common stock to fifty-five (55) investors at price of $0.50 per share. We issued the foregoing 4,065,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

     During the three months ended October 31, 2007, the company continued the sale of a minority interest in Sterling through the placement of 1,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $50,000. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.

     During the six months ended October 31, 2007, the company sold a minority interest in Sterling through a private placement of 5,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $250,000, recorded offering cost of $790. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.

Financial Instruments and Other Information

     As of October 31, 2007 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Off-Balance Sheet Arraignments

     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2007, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of December, 2007.

BIG CAT ENERGY CORPORATION

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal
Executive Officer

BY:	RICHARD G. STIFEL
Richard G. Stifel, Principal Accounting Officer
and Principal Financial Officer