Form 10QSB
period 2008-01-31
BIG CAT ENERGY CORP
filed 2008-03-14
CIK 1089272

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31,
2008

Commission file Number: 000-49870

BIG CAT ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 W. Lakeway
Suite 1000
Gillette, Wyoming 82718
(Address of principal executive offices)

(307) 685-3122
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

No State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,041,000 common shares as of March 17, 2008.

Transitional Small Business Disclosure Format (check one): Yes [  ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (check one): Yes [  ]     No [X]

=========================================================================================================================================

	BIG CAT ENERGY CORPORATION

	INDEX
		Page
PART 1.	FINANCIAL INFORMATION

	ITEM 1. FINANCIAL STATEMENTS
	Consolidated Balance Sheet as of January 31, 2008 (Unaudited)	3

	Consolidated Statements of Operations for the three months ended January 31, 2008 and 2007, and for the period from
	June 19, 1997 (inception) through January 31, 2008 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended January 31, 2008 and 2007, and for the period from
	June 19, 1997 (inception) through January 31, 2008 (Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

	ITEM 2. PLAN OF OPERATIONS	15

	ITEM 3. CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION	23

	ITEM 6. EXHIBITS	23

	SIGNATURES	24

PART I.

ITEM 1.    FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Consolidated Balance Sheet
January 31, 2008
(Unaudited)

Assets
Current assets:
Cash	$27,045
Marketable securities	1,079,872
Accounts receivable	82,500
Inventory, at cost	20,118
Inventory-installed	7,544
Prepaid expenses and other current assets	28,557
Total current assets	1,245,636

Equipment, net	8,229
Oil and Gas Properties-Unevaluated Properties	1,638,689
Other assets	62,141

Total Assets	$2,954,695

Liabilities and Shareholders’ Equity
Current liabilities:
Payables, accrued liabilities and other	$103,693

Minority interest	649,265

Shareholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized,
30,041,000 shares issued and outstanding	3,004
Additional paid-in capital	7,807,351
Deficit accumulated during development stage	(5,608,618)

Total shareholders’ equity	2,201,737

$2,954,695

 See accompanying notes to consolidated financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

							June 19,
							1997
	For the Three Months			For the Nine Months			(Inception)
	Ended			Ended			Through
	January 31,			January 31,			January 31,
	2008		2007	2008		2007	2008
Revenues	$15,625	$		$17,500	$		$17,500

Costs and expenses:
Personnel costs	687,432		123,361	1,958,407		336,754	4,378,127
Professional fees	91,169		3,780	197,235		70,390	450,789
Other operating supplies	2,350			2,490			2,490
Other general and administrative	64,629		47,860	194,596		194,739	473,717
Depreciation	490		91	1,469		203	2,020
Total Expenses	846,070		175,092	2,354,197		602,086	5,307,143

LOSS BEFORE OTHER INCOME	(830,445)		(175,092)	(2,336,697)		(602,086)	(5,289,643)

OTHER INCOME (EXPENSE)
Interest income	15,017		9,945	44,290		15,874	80,290
(Loss) on valuation from private
placement				(433,000)			(433,000)

LOSS BEFORE MINOROTY	(815,428)		(165,147)	(2,725,407)		(586,212)	(5,642,353)
INTEREST

Minority Interest	31,719			33,735			33,735

NET LOSS	$(783,709)		$(165,147)	$(2,691,672)		$(586,212)	$(5,608,618)

BASIC AND DILUTIVE (LOSS) PER
SHARE	$(0.03)		$(0.01)	$(0.09)		$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES	30,041,000		27,826,712	29,754,768		26,729,813

See accompanying notes to consolidated financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

					June 19, 1997
					(inception)
	For the Nine months ended				Through
	January 31,				January 31,
	2008		2007		2008
Cash Flows From Operating Activities:
Net Loss	$(2,691,672	) $	(586,212	) $	(5,608,618)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depletion, depreciation and amortization	1,469		203		2,019
Minority interest	(33,735)				(33,735)
Stock based compensation	1,388,000				3,228,000
Contributed services and other					10,425
Loss on valuation from private placement	433,000				433,000
Changes in operating assets and liabilities:
Inventory	(20,728)		(3,731)		(27,662)
Prepaid and other	(27,803)		(754)		(28,557)
Payables	93,922		7,698		103,693
Accounts receivable	(82,500)				(82,500)
Net cash used in
operating activities	$(940,047	) $	(582,796	) $	(2,003,935)
Cash flows from investing activities:
Undeveloped oil and gas properties-purchases	(133,547)		(1,449,003)		(1,927,778)
Refund of deposit	80,856				80,856
Undeveloped oil and gas properties-sales	208,233				208,233
Equipment purchases			(4,075)		(10,248)
Investment in marketable securities-purchases	(801,508)				(2,614,926)
Investment in marketable securities-sales	825,018				1,535,054
Other assets	(13,914)		(24,237)		(38,151)
Net cash used in
investing activities	165,138		(1,477,315)		(2,766,960)
Cash flows from financing activities:
Proceeds from related party advances	750,000		3,541,500		4,797,901
Repayment of related party advances			(22,582)		(22,543)
Proceeds from the sale of common stock					51,618
Payments for offering costs	(790)		(21,752)		(29,036)
Net cash provided by
financing activities	749,210		3,497,166		4,797,940
Net Increase (Decrease) in cash and
cash equivalents	(25,699)		1,437,055		27,045
Cash and cash equivalents:
Beginning of period	52,744		325,018		0
End of period	$27,045		$1,762,073		$27,045
Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as
Capital contributed			$22,582		$22,582
Stock issued to related party for ARID technology					$23,990
Increase in Minority Interest from loss on private	$433,000				$433,000
placement

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

     Effective in early December 2007, Big Cat Energy completed an Information Statement to its shareholders, informing them of the Board of Directors decision to spin off its wholly owned subsidiary, Sterling Oil and Gas Company, into a public entity. In conjunction with the spin off of Sterling, the Board of Directors declared a dividend of the 10,000,000 shares of Sterling that Big Cat owned to Big Cat shareholders proportionately to their Big Cat ownership. The effect of these transactions will transfer the Undeveloped Properties currently consolidated with Big Cat Energy Corporation, with a book value of $1,638,689 at January 31, 2008, to Sterling and then for Sterling to be spun-off into an independent company.

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

Note 2: Liquidity

Going Concern

     As of January 31, 2008, the Company had working capital of approximately $1,141,943 and stockholders’ equity of $2,201,737. The Company realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Asset Retirement Obligations

     The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded when incurred, generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in other long-term liabilities in the accompanying balance sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations. As of January 31, 2008, the Company’s ARO obligation is not significant, as wells are drilled a liability will be established.

Off-Balance Sheet Arrangements

     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2008, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Income Taxes

     Effective May 1, 2007, we adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the nine months ended January 31, 2008, we recognized no adjustments for uncertain tax benefits. The tax returns have not been filed for 1997-2005; therefore all years from inception are still open for examination by the federal government.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at January 31, 2008.

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

Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the quarter ended January 31, 2008, totaling $468,000. For the nine months ended January 31, 2008, the company has recorded stock-based compensation of $1,388,000. As of January 31, 2007, the Company did not report pro forma disclosures in the accompanying financial statements as the Company did not have an employee stock option plan.

Research and Development Expenditures

     Costs related to the research, design, and development of products are charged to research and development expenses as incurred. As of January 31, 2008 and 2007, no material research and development expenses were recorded.

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

     As of January 31, 2008 the Company had 30,041,000 shares of common stock outstanding and options to purchase 1,605,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. At January 31, 2008, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Other Comprehensive Income

     The Company does not have any items of other comprehensive income for the quarters ended January 31, 2008 and 2007. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Revenue Recognition

     The company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the company records deferred revenue Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At January 31, 2008, the Company has recorded $72,500 as Other Current Liabilities for deferred revenue and $0 for Long Term Obligations.

Recently Issued Accounting Standards

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

     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) on our results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition.

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

     During the nine months ended January 31, 2008, the Company sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. During the nine months ended January 31, 2008, the Company purchased 50 net mineral acres for $8,610. The proceeds from the sale and the cost of the leasehold interest were applied to the carrying value of the assets on the company’s books.

     Effective December 31, 2007, Sterling entered into a Purchase and Sale Agreement with Cedar Resources Corporation of Gillette, Wyoming. Pursuant to the agreement, the Company sold and Cedar Resources purchased 50% of the company’s right title and interest in certain oil and gas leases and appurtenant rights and records for $185,264. Pursuant to the agreement, the parties entered into a Joint Operating Agreement for the properties. The proceeds from the sale were applied to the carrying value of the assets on the company’s books.

Note 5: Shareholders’ Equity

Private Offerings

     Effective in early December 2007, Big Cat Energy completed an Information Statement to its shareholders, informing them of the Board of Directors decision to spin off its wholly owned subsidiary, Sterling Oil and Gas Company, into a public entity. In conjunction with the spin off of Sterling, the Board of Directors declared a dividend of the 10,000,000 shares of Sterling that Big Cat owned to Big Cat shareholders proportionately to their Big Cat ownership. The effect of these transactions will transfer the Undeveloped Properties and Sterling working capital currently consolidated with Big Cat Energy Corporation, with a book value of $1,638,689 and $313,966 respectively at January 31, 2008, to Sterling and then for Sterling to be spun-off into an independent company.

     During the nine months ended January 31, 2008 the Company completed the private placement of 500,000 restricted shares of its common stock to an accredited investor. The company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s common stock increased to 30,041, 000 shares issued and outstanding.

     During the nine months ended January 31, 2008, the company sold a minority interest in Sterling through a private placement of 5,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

$.25 per share. The company received cash of $250,000, recorded offering cost of $790. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The SB-2 was filed December 12, 2007 and will become effective February 11, 2008.

     Due to the risk associated with Sterling, the offering price of the private placement was below book value of Sterling. As a result of the Sterling private placement, the company has recorded a loss for the prorated portion of the book value of the Unevaluated Properties that was less than the Minority Interest that was invested. The loss recorded was $433,000 and was recorded in the nine months ended January 31, 2008.

     During the nine months ended January 31, 2007, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and directors. Following the above sales, the Company’s common stock increased to 27,529, 000 shares issued and outstanding.

Note 6: Stock Option Plan

     The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan. On April 27, 2007 options to purchase 1,550,000 shares were granted to the directors and officers of the Company at $0.50 per share, which was below the fair market value on that date. On December 5, 2007 and January 2, 2008, the company granted options of 5,000 and 50,000 shares respectively to two employees of the company at $.50 and $.75 per share respectively. These employees are not officers of the company. The options have a term of five years and have limits on exercising over a one-year term. On December 5, 2007 the Board of Directors authorized options to purchase 1,555,000 shares to its officers and directors. These options will not be granted until April 30, 2008 at which time the exercise price and vesting period for these options will be set.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date. The Company granted 55,000 options to purchase common stock during the three months ended January 31, 2008. The fair values of options granted and vested were calculated using the following weighted-average assumptions:

Three Months
Ended
January 31,
2008

Expected dividend yield	–
Expected price volatility	150%
Risk free interest rate	3.28%
Expected term of options (in years)	5 years

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

A summary of option activity under the Plan as of January 31, 2008 and changes during the years then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Options outstanding – December 1,
2007	1,550,000	$.50	–	$2.64
Granted during period	5,000.50		5	1.58
Exercised during period	–	–	–
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –December 31,
2007	1,555,000.50		5	$2.64
Granted during period	50,000.75		5	1.27
Exercised during period
Forfeited during period
Expired during period
Options outstanding –January 31, 2008	1,605,000.51
Exercisable at January 31, 2008	655,000			$2.64

     The weighted average grant date fair value of options granted during the three months ended January 31, 2008 was $3.01 per share. The weighted average remaining contractual term is five years for all options outstanding.

     The options are fully vested when issued, however, the agreement only allows for a certain number of options to be exercised each year through April 30, 2009. Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the option as if they vest over a three-year period. The Company expects to recognize approximately $4,933,000 in stock compensation expense ratably over the next two years. There have been no options exercised under the terms of the Plan.

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

     We continue to refine the ARID to improve the field use of the ARID tool and process. During the nine months ended January 31, 2008, we have successfully installed 6 ARID tools in coal bed method (“CBM”) gas well bore in the Powder River Basin of Wyoming. Currently, we have nine ARID tools operating in CBM gas well bores in the Powder River Basin of Wyoming. We have generated minimal operating revenue in the three months ended January 31, 2008 from the most current ARID tool installations.

     Our management and employees continue to work with the Wyoming Department of Environmental Quality (DEQ) for the permitting of the ARID tool and process. We believe that significant progress has been made with the Wyoming DEQ for the permitting of the ARID in Wyoming. As of the date of this Quarterly Report, the Wyoming DEQ has issued 15 permits for the ARID tool and process. We currently have 6 permits submitted to the DEQ for approval.

     We are continuing to develop another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development will allow operators of coal bed methane wells to produce multiple seams of coal from a single well bore. We have completed filing our patent applications for this technology.

     We are evaluating use of the ARID tool in the mining industry. We have received numerous inquiries regarding adapting the ARID for handling water in the mining industry. We are in the initial stages of evaluation of this opportunity.

     We have completed our application for the trademark “ARID” with the United States Patent and Trademark Office. In approximately six months we should receive an examination report from the United States Patent and Trademark Office regarding the trademark application.

     We are continuing our efforts to market the ARID tool and process to oil and gas operators. We currently have several potential pilot programs for the use of the ARID tool and process with oil and gas operators in the Powder River Basin of Wyoming. During the nine months ended January 31, 2008, the Company announced a major oil company will be field testing the ARID Tool and Process to determine the effectiveness in managing the water produced from two of their coalbed methane (CBM) fields in the Powder River Basin of Wyoming. These projects are comprised of seven wells in the central part of the basin and four wells in the northern part of the basin. Big Cat anticipates that the results of these two projects will highlight the value of the ARID system in CBM water management.

     During the nine months ended January 31, 2008 the Company completed the private placement of 500,000 restricted shares of its common stock to an accredited investor. The company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s common stock increased to 30,041, 000 shares issued and outstanding.

     On May 1, 2007 we formed a Nevada subsidiary corporation, Sterling Oil & Gas Company (“Sterling”). In return for 10,000,000 shares of Sterling, we transferred all of our oil and gas leasehold interests.

     During the nine months ended January 31, 2008, the company sold a minority interest in Sterling through a private placement of 5,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $250,000, recorded offering cost of $790. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The SB-2 was filed December 12, 2007 and will become effective February 11, 2008.

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

     Effective December 31, 2007, Sterling entered into a Purchase and Sale Agreement with Cedar Resources Corporation of Gillette, Wyoming. Pursuant to the agreement, the Company sold and Cedar Resources purchased 50% of the company’s right title and interest in certain oil and gas leases and appurtenant rights and records for $185,264. Pursuant to the agreement, the parties entered into a Joint Operating Agreement for the properties.

     Sterling has also retained the services of American Oil and Gas Corporation to assist the company with obtaining potential oil and gas ventures in the Rocky Mountain area. American Oil and Gas will perform initial analysis of potential projects and recommend to the company those projects that should be evaluated further by management.

     Effective in early December 2007, Big Cat Energy completed an Information Statement to its shareholders, informing them of the Board of Directors decision to spin off its wholly owned subsidiary, Sterling Oil and Gas Company, into a public entity. In conjunction with the spin off of Sterling, the Board of Directors declared a dividend of the 10,000,000 shares of Sterling that Big Cat owned to Big Cat shareholders proportionately to their Big Cat ownership. The effect of these transactions will transfer the Undeveloped Properties currently consolidated with Big Cat Energy Corporation, with a book value of $1,638,689 at January 31, 2008, to Sterling and then for Sterling to be spun-off into an independent company.

Limited Operating History; Need for Additional Capital

     The report from the company’s independent registered public accounting firm which accompanies our audited financial statements as of April 30, 2007 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raised substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

     We reported a net loss for the three months ended January 31, 2008 of $783,709 compared with a net loss of $165,147 for the same period in 2007. $468,000 of the 2008 loss is attributable to non-cash consideration related to the issuance of stock options to management.

     We recorded personnel costs of $687,432 during the three month period ended January 31, 2008, as compared to $123,361 during the same period in 2007. We recorded stock based compensation charge of $468,000 for the three month period ended January 31, 2008, compared with no charge for the same period in 2007.

     We incurred professional fees of $91,169 during the three month period ended January 31, 2008, as compared to $3,780 during the same period 2007.

     Our other general and administrative costs were $64,629 during the three month period ended January 31, 2008, as compared to $47,860 during the same period in 2007.

     Effective December 31, 2007, Sterling entered into a Purchase and Sale Agreement with Cedar Resources Corporation of Gillette, Wyoming. Pursuant to the agreement, the Company sold and Cedar Resources purchased 50% of the company’s right title and interest in certain oil and gas leases and appurtenant rights and records for $185,264. Pursuant to the agreement, the parties entered into a Joint Operating Agreement for the properties. The proceeds from the sale were applied to the carrying value of the assets on the company’s books.

Nine Months Ended January 31, 2008 Compared to Nine months ended January 31, 2007

     We reported a net loss for the nine months ended January 31, 2008 of $2,691,672 compared with a net loss of $586,212 for the same period in 2007. $1,821,000 of the 2008 loss is attributable to non-cash consideration related to the issuance of stock options to management ($1,388,000) and the loss on sale of a minority interest in Sterling ($433,000).

     We recorded personnel costs of $1,958,407 during the nine month period ended January 31, 2008, as compared to $336,754 during the same period in 2007, which included stock based compensation charge of $1,388,000 for the nine month period ended January 31, 2008, compared with no charge for the same period in 2007.

     We incurred professional fees of $197,235 during the nine month period ended January 31, 2008, as compared to $70,390 during the same period 2007. The increase in professional fees was due to an increase in accounting and legal fees related to the spin off of Sterling.

     Our other general and administrative costs were $194,596 during the nine month period ended January 31, 2008, as compared to $194,739 during the same period in 2007. The major components of other general and administrative costs are insurance and marketing expenses.

     Due to the risk associated with Sterling, the offering price of the private placement, see note 5, was below book value of Sterling. As a result of the Sterling private placement, the company has recorded a loss for the prorated portion of the book value of the Unevaluated Properties that was less than the Minority Interest that was invested. The loss recorded was $433,000 and was recorded in the nine months ended January 31, 2008.

     During the nine months ended January 31, 2008 the company acquired oil and gas property for $8,610, as compared to acquisitions of $350,951 during the same period in 2007. During the nine month period ended January 31, 2008 we sold one oil and gas leasehold interest with a cost of $17,200 and received gross proceeds of $23,968, there were no dispositions of any oil and gas leasehold interests during the same period in 2007.

Liquidity and Capital Resources

     As of January 31, 2008, we had working capital of approximately $1,141,943, and it is uncertain as to whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year.

     During the nine months ended January 31, 2008, the Company completed the private placement of 500,000 restricted shares of its common stock to an accredited investor. The company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s common stock increased to 30,041, 000 shares issued and outstanding.

     During the nine months ended January 31, 2007, we completed a private placement of securities and raised gross proceeds of $2,032,500. The net proceeds received by us were $2,021,342. We sold a total of 4,065,000 shares of common stock to fifty-five (55) investors at price of $0.50 per share. We issued the foregoing 4,065,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

     During the nine months ended January 31, 2008, the company sold a minority interest in Sterling through a private placement of 5,000,000 units of Sterling. Each unit consists of one (1) share of Sterling common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per share. Sterling received cash of $250,000, recorded offering cost of $790. The Purchase Agreement for the units commits the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The SB-2 was filed December 12, 2007 and will become effective February 11, 2008.

     Effective December 31, 2007, Sterling entered into a Purchase and Sale Agreement with Cedar Resources Corporation of Gillette, Wyoming. Pursuant to the agreement, the Company sold and Cedar Resources purchased 50% of the company’s right title and interest in certain oil and gas leases and appurtenant rights and records for $185,264. Pursuant to the agreement, the parties entered into a Joint Operating Agreement for the properties. The proceeds from the sale were applied to the carrying value of the assets on the company’s books

Financial Instruments and Other Information

     As of January 31, 2008 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) on our results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition.

Off-Balance Sheet Arrangements

     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2008, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2008.

BIG CAT ENERGY CORPORATION

BY:   TIMOTHY BARRITT
         Timothy Barritt, President and Principal
         Executive Officer

BY:   RICHARD G. STIFEL
         Richard G. Stifel, Principal Accounting Officer
         and Principal Financial Officer