Form 10-K
period 2008-04-30
BIG CAT ENERGY CORP
filed 2008-07-29
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 000-49870

Big Cat Energy Corporation
(Name of small business issuer in its charter)

Nevada	61-1500382
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 W. Lakeway, Ste. 1000
Gillette, WY 82718
(307) 685-3122

Securities Registered Pursuant to Section 12(g) of the Act: Name of Each Exchange Title of Each Class on which Registered

Common Stock, $.0001 par value None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes ☑ No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity , as of the last business day of the registrant’s most recently completed second fiscal quarter, $26,430,065

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,041,000 shares of common stock, $.0001 par value as of July 29, 2008

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

	TABLE OF CONTENTS

		Page

	PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

	PART II
Item 5.	Market for Common Stock and Related Stockholder Matters	14
Item 7.	Plan of Operations	17
Item 8.	Financial Statements	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure		36
Item 9A. Controls and Procedures		36
Item 9B. Other Information		37

	PART III
Item 10.	Directors, Executive Officers, Promoters and Control Persons, compliance with
section 16(a) of the Exchange act		37
Item 11.	Executive Compensation	41
Item 12. Security Ownership of Certain Beneficial Owners and Management		46
Item 13.	Certain Relationships and Related Transactions	48
Item 14.	Principal Accounting Fees and Services	48

	PART IV
Item 15.	Exhibits	50

Signatures		52

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

Principal Products and Business

     The ARID is a method of water handling that permits an oil or gas well to also be an injection well by re-injecting water into a previously depleted aquifer of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifers zones. These aquifers are easily identified from the geophysical logs. If our technology is adopted, we believe the use of the ARID in the coal bed methane industry will change water handling, and environmental impacts.

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

     We also maintain an office in Parker, Colorado located a 12164 Elton Way. Our telephone number at that location is (303) 358-3840.

     We believe that our current office and space and facilities are sufficient to meet our present needs, and we do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Subsidiary Corporation

     On May 1, 2007 we formed a Nevada subsidiary corporation, Sterling Oil & Gas Company, “Sterling”. In return for 10,000,000 shares of Sterling Oil & Gas Company we transferred all of our oil and gas leasehold interests to Sterling Oil & Gas Company. On April 2, 2008 we spun off Sterling by distributing our 10,000,000 shares of Sterling Oil & Gas Company to our shareholders of record as of March 3, 2008 and ex-dividend as of March 27, 2008.

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

RISK FACTORS.

Due to the nature of our business and the present stage of exploration on our oil and gas prospects, the following risk factors apply to our operations:

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

We are a development stage enterprise as we have minimal revenues from our planned operations. We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

     We were incorporated on June 19, 1997 and while we operated as a mineral exploration corporation, we did not generate revenues. Therefore, we have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $7,295,240, which includes $4,200,000 of non cash stock compensation expense. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

     Our officers and directors have no previous experience with public companies. They are, however, now responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. Our officers are responsible for the administration of the controls.

     We may incur significant costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation.

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

     We have relied primarily on the sale of equity capital to fund working capital, the development of the ARID tool and process. Failure to generate operating cash flows or to obtain additional financing could result in substantial delay in providing ARID tools to our customers.

     We will require significant additional capital to fund our future activities and to service any future indebtedness. In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for development of additional tools and meeting operational cash needs during the pilot project phase.

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

     Lower natural gas and oil prices may have an adverse impact on our operations because the economics of producing CBM may cause our customers to exit the industry.

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

FINRA sales practice requirements may limit a stockholders ability to buy and sell our stock.

     FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

     There is currently a limited public trading market for our common stock on the OTC Bulletin Board operated by FINRA under the symbol BCTE. Therefore there you may have difficulty reselling your shares.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

     We currently own fifteen (15) ARID tools which are installed or will be installed at various locations. We also own various computer and office equipment.

     We previously leased approximately 75,600 undeveloped net mineral acres in the Powder River Basin of Montana. Approximately 60,300 acres are leased from the State of Montana, and approximately 15,300 acres are leased from various entities and individual landowners.

     We previously leased approximately 2,030 undeveloped net mineral acres in the Powder River Basin of Wyoming, Approximately 410 acres are leased from the State of Wyoming, and approximately, 1,620 acres are leased from various entities and individual land owners.

     All of the above leases were transferred to our subsidiary corporation, Sterling Oil & Gas Company, effective May 1, 2007. The Company spun off Sterling Oil & Gas effective April 2, 2008 with the distribution of the Company’s shares of Sterling common stock, see Item 1-Business, Subsidiary Corporation.

     Our principal executive office is located at 201 W. Lakeway, Suite 1000, Gillette, Wyoming 82718. Our telephone number is (307) 685-3122. The lease is on an annual basis at the rate of $754 per month and expires. We believe that the space at this location will meet our needs for the foreseeable future.

     We also maintain an office in Parker, Colorado, located at 12164 Elton Way. Our telephone number at that location is (303) 358-3840. We believe that the space at this location will meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not presently a party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During our fiscal year ended April 30, 2008 and 2007, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Our shares are traded on the OTC Bulletin Board operated by FINRA under the symbol BCTE. Our common stock began trading on the OTC Bulletin Board on May 6, 2004.

     The following table shows the high and low bid price for our common shares for the quarters indicated.

	HIGH ($)	LOW ($)
2008
02/01/08 – 04/30/08	$1.18	$0.43
11/01/07 – 01/31/08	$1.85	$0.83

2007
08/01/07 – 10/31/07	$1.83	$0.75
05/01/07 – 07/31/07	$3.08	$1.15
02/01/07 – 04/30/07	$4.40	$2.33
11/01/06 – 01/31/07	$3.02	$1.01

2006
08/01/06 – 10/31/06	$1.50	$1.50
05/01/06 – 07/31/06	$2.50	$1.01
02/01/06 – 04/30/06	$3.00	$1.50
11/01/05 - 01/31/06	$2.00	$1.50

2005
08/01/05 - 10/31/05	$2.00	$1.80
05/01/05 - 07/31/05	$1.80	$1.26
02/01/05 - 04/30/05	$1.75	$1.26
11/01/04 - 01/31/05	$1.75	$1.26

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

     As of July 29, 2008 we have 31,041,000 shares issued and outstanding. We estimate that we have approximately one hundred forty four (144) shareholders, excluding those shares held in street name.

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

     The following table provides a summary of the number of options granted under our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2008.

Number of securities
	Number of securities	Weighted-Average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of	outstanding options,	under equity
	outstanding option	warrants and rights	compensation plans
Equity compensation plans	N/A	N/A	N/A
approved by security holders

Equity compensation plans not
approved by security holders [1]	3,160,000	$0.56	1,840,000

[1]     Referring to our 2007 Nonqualified Stock Option Plan. Please see the “2007 Nonqualified Stock Option Plan” section below.

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

     During the year ended April 30, 2007, we granted options to acquire up to 1,550,000 shares of common stock to our officers and directors. Each option entitles the holder to acquire one share of common stock at an exercise price of $0.50 per share, which was below fair market value. The exercise of these options is limited for two years after the date of the grant, and expire five years from the date of the grant.

     During the year ended April 30, 2008, we granted options to acquire up to 1,860,000 shares of common stock to our officers, directors and employees. 305,000 options were granted at below fair market value at $0.50 (255,000 shares) and $0.75 (50,000 shares), while the remaining 1,555,000 were granted at market price on the date of the grant. These options expire five years from the date of the grant. During the year ended April 30, 2008, options to purchase 250,000 were forfeited.

Recent Sales of Unregistered Securities

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

     In October of 2007, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 500,000 shares of common stock to one (1) investors at a price of $1.00 per share. We issued the foregoing 500,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

     In April of 2008, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 1,000,000 units to six (6) investors, each unit consisting of one (1) share of common stock at $.50 per share and one (1) warrant for one (1) share of common stock at $.75 per share. We issued the foregoing 1,000,000 shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section

 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of this Form 10-K includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of operation

     We are a development stage company and have realized minimal revenues from our current business operations.

     During the current fiscal year we raised $1,000,000 in two private placements. As of April 30, 2008 we have $1,072,969 of working capital compared to $1,156,126 as of April 30, 2007, and it is uncertain as to whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year, which we are not assured of raising.

     The plan of operation discussed below in this annual report for the twelve months ended April 30, 2008, reflects the operations of our current business which is to lease the ARID tool and process to oil and gas companies.

     We have are in the process of completing field tests of the ARID tool and process, and we are continuing to refine the ARID to improve the field use of the ARID tool and process. Currently, we have six ARID tools operating in CBM (coal bed method) gas well bores in the Powder River Basin of Wyoming and have leased another 9 to be installed in the summer of 2008. During the 3rd quarter ended January 31, 2007 we added an employee to process and submit permits for the ARID tool and process. In January 2008, we added a Director of Sales to assist in the leasing of ARID tools.

     We are developing another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development is expected to allow operators of coal bed methane wells to produce multiple seams of coal from a single well bore. This multi-completion tool can be used in conjunction with the ARID. We are also developing smaller ARID tool, 5.5”, for use in smaller bore gas wells. The R&D cost associated with these projects will be minimal.

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

     Our specific goal for the next twelve months is to establish and complete 3-4 pilot projects in the powder River Basin of Wyoming during the summer of 2008, with these pilots generating ARID tool leases in the fall of 2008 and early 2009. We are also evaluating potential pilot projects for Colorado.

Limited Operating History; Need for Additional Capital

     The report from the company’s independent registered public accounting firm which accompanies our audited financial statements as of April 30, 2008 states that our company has no established revenues and has incurred net losses since inception. In the view of our auditors, these factors raised substantial doubt about our ability to continue as a going concern.

     There is no historical financial information about our current operations upon which to base an evaluation of our performance. We are in development stage operations and have generated minimal revenues from current operations. Our key to remaining in business is selling or leasing the ARID to customers. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the possibility that there is a lack of a sales market for our products, and possible cost overruns due to price and cost increases in services and products.

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

Results of operations

For the year ended April 30, 2008 compared to the year ended April 30, 2007

     We reported a net loss before discontinued operation for the year ended April 30, 2008 of $3,861,113 and a net loss of $4,378,294 for the year ended April 30, 2008 compared with a net loss of $2,639,221 for the same period in 2007. The net loss before discontinued operations contains a $2,360,000 non-cash charge related to the issuance of stock options to management compared to $1,840,000 for the same period in 2007. It also contain a $433,000 non cash charge for the valuation loss on Sterling Oil and Gas subsidiary, which was spun off in April 2008.

     We recorded personnel costs of $3,120,358 during the year ended April 30, 2008, as compared to $2,345,225 during the same period in 2007, which included stock based compensation charge of $2,360,000 for the year ended April 30, 2008, compared with 1,840,000 for the same period in 2007.

     We incurred professional fees of $179,067 during the year ended April 30, 2008, as compared to $118,040 during the same period 2007. The increase in professional fees was due to an increase accounting and legal fees related to the spin off of our subsidiary, Sterling Oil & Gas Company, in April of 2008.

     Our other general and administrative costs were $211,900 during the year ended April 30, 2008, as compared to $211,406 during the same period in 2007. The major components of other general and administrative costs are insurance and marketing expenses in both years.

     The Company recorded $517,181 for discontinued operations for the year ended April 30, 2008, relating to the spin off of Sterling Oil & Gas Company. This amount reflects the Sterling loss from May 1, 2007 through March 31, 2008 of $775,768, which includes a non cash charge of $571,000 for impairment expense, offset by a minority interest of $258,587.

Liquidity and Capital Resources

     Cash used in operating activities was $1,187,188 for the fiscal year ended April 30, 2008, and $830,888 for the fiscal year ended April 30, 2007. In the fiscal year ended April 30, 2008 cash used in operations was principally our net loss less our non-cash compensation expense of $2,360,000. For the fiscal year ended April 30, 2007 cash used in operations was principally from our net loss less non-cash compensation expense of $1,840,000.

     Cash flows used in investing activities were $111,329 for the fiscal year ended April 30, 2008, and $2,932,098 cash flow used in investing activities for fiscal year ended April 30, 2006. In the fiscal year ended April 30, 2007 we invested in $1,103,382 of short term investments and we expended cash of $1,794,231 on unevaluated and undeveloped oil and gas properties.

     Cash flows from financing activities were $1,250,569 for the fiscal year ended April 30, 2008, and $3,490,712 for the fiscal year ended April 30, 2007. For the fiscal years ended April 30, 2008 and 2007, cash from financing was principally from the private placements of our stock.

     In April 2008, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 1,000,000 units to six (6) investors, each unit consisting of one (1) share of restricted common stock at $.50 per share and one (1) warrant for one (1) share of restricted common stock at $.75 per share.

     In October 2007, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 500,000 restricted shares of common stock to one (1) investor at a price of $1.00 per share.

     In January 2007, the Company sold 2,012,000 restricted shares of its common stock for proceeds of $1,509,000, or $0.75 per share.

     From May through July 2006, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share.

     The Company issued the foregoing shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements. Following the above sales, the Company’s common stock increased to 31,041,000 shares issued and outstanding.

Critical Accounting Policies

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

Revenue Recognition-The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the company records deferred revenue Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At April 30, 2008, the Company has recorded $50,000 as Other Current Liabilities for deferred revenue and $0 for Long Term Obligations

Recent Accounting Pronouncements

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

     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) on our results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition.

     In March 2008, the FASB issues SFAS no. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The implementation of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements, other than minor operating lease agreements.

ITEM 8     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Cat Energy Corporation
Gillette, Wyoming

We have audited the balance sheet of Big Cat Energy Corporation as of April 30, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Energy Corporation as of April 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited the combination in the statements of operations, cash flows, and shareholders’ equity of the amounts as presented for the years ending April 30, 2008 and 2007 with the amounts for the corresponding statements for the period from inception (June 19, 1997) through April 30, 2006. In our opinion the amounts have been properly combined for the period from inception (June 19, 1997) through April 30, 2008.

We were not engaged to examine management’s assertion about the effectiveness of Big Cat Energy Corporation’s internal control over financial reporting as of April 30, 2008 included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited revenue and has incurred substantial losses from operations and is in the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HEIN & ASSOCIATES LLP

Denver, Colorado
July 28, 2008

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
APRIL 30

	APRIL 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,796	$52,744
Short term investments	1,065,981	1,103,382
Accounts receivable-other	3,000	–
Inventory	27,662	6,934
Prepaid expenses and other current assets	23,597	754
Total current assets	1,125,036	1,163,814

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method):
Evaluated properties	–	–
Unevaluated properties	–	1,794,231
Furniture and equipment, net of accumulated depreciation	8,745	9,698
Total	8,745	1,803,929

OTHER ASSETS	62,141	48,227

TOTAL ASSETS	$1,195,922	$3,015,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,067	$9,771

STOCKHOLDERS’ EQUITY:
Common stock - $.0001 par value; 100,000,000 shares authorized;
31,041,000 shares and 29,540,000 issued and outstanding, respectively	3,104	2,954
Additional paid-in capital	8,435,991	5,920,191
Deficit incurred during the development stage	(7,295,240)	(2,916,946)
Total stockholders’ equity	1,143,855	3,006,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,195,922	$3,015,970

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007 AND
FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2008

			CUMULATIVE
			FROM INCEPTION
	FOR THE	FOR THE	(JUNE 19, 1997)
	YEAR ENDED	YEAR ENDED	TO APRIL 30,
	APRIL 30, 2008	APRIL 30, 2007	2008

REVENUES	$40,000	$–	$40,000

EXPENSES:
Personnel cost (including stock-based
compensation of $2,360,000 and $1,840,000,
respectively)	3,120,358	2,345,225	5,540,078
Professional fees	179,067	118,040	434,487
Depreciation, depletion and amortization	2,012	550	2,562
Other operating supplies	2,490	–	2,490
Other general and administrative	211,900	211,406	489,156

OPERATING LOSS	(3,475,827)	(2,675,221)	(6,428,773)

OTHER INCOME (EXPENSE):
Interest income	47,714	36,000	83,714
Loss on valuation of Sterling private placement	(433,000)	–	(433,000)
	(385,286)	36,000	(349,286)

LOSS BEFORE DISCONTINUED OPERATIONS	(3,861,113)	(2,639,221)	(6,778,059)
LOSS ON DISCONTINUED OPERATIONS OF
STERLING OIL AND GAS (net of minority
interest of $258,587)	(517,181)	–	(517,181)

NET LOSS	$(4,378,294)	$(2,639,221)	$(7,295,240)

Net loss per share before discontinued operations	$(.13)	$(.10)
Net loss per share – discontinued operations	$(.02)	$–
Net loss per share	$(.15)	$(.10)
Weighed average number of common shares
outstanding – basic and diluted	30,071,055	27,426,418

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007
AND FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2008

				DEFICIT
				INCURRED
	COMMON STOCK		ADDITIONAL	DURING
		PAR VALUE	PAID-IN	DEVELOPMENT
	SHARES	$ .0001	CAPITAL	STAGE	TOTAL

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception
at June 19, 1997 issued at par	500,000	$50	$–	$–	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per
share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000
through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, May 1, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock March through
April 2006 at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock at March 2006 at
$0.01 per share	2,500,000	250	24,750		25,000
Common stock issued in exchange for
assets (Note 6)	12,450,000	1,245	22,745		23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through
June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007)
at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007)
at $1.00 per share	500,000	50	499,950	–	500,000
Sale of units (April 2008) at $0.50 per
unit	1,000,000	100	499,900	–	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	(844,050)
Stock-based compensation	–	–	2,360,000	–	2,360,000
Net loss	–	–	–	(4,378,294)	(4,378,294)

Balance, April 30, 2008	31,041,000	$3,104	$8,435,991	$(7,295,240)	$1,143,855

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007
AND FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2008

				CUMULATIVE
				FROM INCEPTION
				(JUNE 19, 1997)
				TO
	2008		2007	APRIL 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,378,294)		$(2,639,221)	$(7,295,240)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depletion, depreciation and amortization	2,012		550	2,562
Stock based compensation	2,360,000		1,840,000	4,200,000
Contributed services and other	–		–	10,425
Cash flow from discontinued operations	833,369		–	833,369
Changes in operating assets and liabilities:
Inventory	(20,728)		(6,934)	(27,662)
Accounts receivable-other	(3,000)		–	(3,000)
Prepaid and other	(22,843)		(754)	(23,598)
Payables	42,296		(24,529)	52,067
Net cash used in operating activities	(1,187,188)		(830,888)	(2,251,077)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of unproved oil and gas properties		--	(1,794,231)	(1,794,231)
Purchase of equipment	(1,059)		(10,248)	(11,307)
Investment in Marketable securities-purchases	(982,617)		(2,083,418)	(3,066,035)
Investment in Marketable securities-sales	1,020,018		980,036	2,000,054
Other assets	(13,914)		(24,237)	(38,151)
Cash flow from discontinued operations	(133,757)		–	(133,757)
Net cash provided by (used in) investing activities	(111,329)		(2,932,098)	(3,043,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,000,000		3,541,501	5,047,901
Cash paid for offering costs	–		(21,753)	(21,752)
Proceeds from related party advances	–		–	51,618
Repayment of related party advances	–		(29,036)	(29,036)
Cash flow provided by discontinued operations	250,569		–	250,569
Net cash provided by financing activities	1,250,569		3,490,712	5,299,300
NET INCREASE (DECREASE) IN CASH AND CASH	(47,948)		(272,274)	4,796
CASH AND EQUIVALENTS, at beginning of period	52,744		325,018	–
CASH AND EQUIVALENTS, at end of period	4,796		$52,744	$4,796
NON-CASH TRANSACTION:
Spin off of Sterling subsidiary	$1,794,231		$–	$1,794,231
Forgiveness of debt by related party, accounted for as
capital contributed	$–		$22,582	$22,582
Stock issued to related party for ARID technology	$–		$–	$23,990

See accompanying notes to financial statement.

1.	ORGANIZATION AND NATURE OF OPERATIONS:

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

On May 1, 2007, the Company formed a subsidiary, Sterling Oil & Gas Company (“Sterling”). Big Cat transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling restricted common stock, as discussed in the next paragraph. For the year ended April 30, 2008, the Company recorded a non cash charge of $433,000 to reflect a valuation loss in Sterling resulting from a private placement at below market value. The Company reclassified as discontinued operations the operating losses of Sterling, which totaled $517,181 for the year ended April 30, 2008. Discontinued operations reflects the Sterling loss from May 1, 2007 through March 31, 2008 of $775,768, which includes a non cash charge of $571,000 for impairment expense related to unevaluated properties initially purchased by the Company and contributed to Sterling, offset by a minority interest of $258,587.

Due to the risk associated with Sterling, the offering price of its private placement was below book value of Sterling. As a result of the Sterling private placement, the company recorded a non cash loss for the prorated portion of the book value of the Unevaluated Properties that was less than the Minority Interest that was invested. The loss recorded was $433,000 and was recorded in the year ended April 30, 2008 as other expense by the Company.

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has been in the development stage since inception and has yet to enter revenue-producing operations to date. Activities since inception have primarily involved organization and development of the Company and more recently, its arid initiative.

2.	LIQUIDITY:

Going Concern – As of April 30, 2008, the Company had working capital of $1,072,969 and stockholders’ equity of $1,143,855. We have realized minimal revenues and have incurred significant losses from operations and used significant cash flow to fund operations for the fiscal years presented. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern

Big Cat’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. The Company can offer no assurance that they will be successful in our efforts to raise additional proceeds or achieve profitable operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

Short-Term Investments – The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which is classified as trading securities. These securities are stated at fair value based on interest rates that approximate market rates and the short term maturity of the notes. The income earned on these investments is included in interest income in the accompanying financial statements.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value.

Stock-Based Compensation – The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123 revised), Accounting for Share-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the year ended April 30, 2008, totaling $2,360,000, As of April 30, 2007, the Company recorded expense of stock-based compensation during the year ended April 30, 2007, totaling $1,840,000, as the Company granted employee stock options during the fourth quarter this amount was expensed in the fourth quarter.

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

As of April 30, 2008 the Company had 31,041,000 shares of common stock outstanding and options to purchase 3,160,000 shares issued that would be potentially dilutive. At April 30, 2007, the Company had 29,541,000 shares of common stock outstanding and options to purchase 1,550,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti dilutive.

Other Comprehensive Income – The Company does not have any other items of other comprehensive income for the years ended April 30, 2008 and 2007. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Revenue Recognition-The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the company records deferred revenue Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At April 30, 2008, the Company has recorded $50,000 as Other Current Liabilities for deferred revenue and $0 for Long Term Obligations

Reclassifications – Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net loss in any of the periods presented.

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

In March 2008, the FASB issues SFAS no. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The implementation of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

4.	OIL AND GAS PROPERTY ACQUISITIONS:

Costs directly associated with the acquisition, exploration and development of unevaluated properties are excluded from the full cost amortization pool, until they are evaluated. The Company acquired various unproven oil and gas leases in Montana and Wyoming during the year ended April 30, 2007. All oil and gas leases were transferred to the Company’s new subsidiary, Sterling, subsequent to April 30, 2007. In April 2008, the Company spun off its Sterling subsidiary which included these oil and gas leases. See Note 1. ORGANIZATION AND NATURE OF OPERATIONS.

5.	RELATED PARTIES TRANSACTIONS:

From April 2007 through December 2007, the officers of the company provided management services to it then subsidiary, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services.

During the fiscal year ended April 30, 2007, Raymond Murphy a director provided office space to the Company at a rate of $1,200 per month. The Company paid Mr. Murphy $13,200 in rent during the fiscal year. We discontinued renting this office space on April 1, 2007.

6.	SHAREHOLDERS’ EQUITY:

Private Offerings –

In April 2008, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 1,000,000 units to six (6) investors, each unit consisting of one (1) share of restricted common stock at $.50 per share and one (1) warrant for one (1) share of restricted common stock at $.75 per share.

In October 2007, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 500,000 restricted shares of common stock to one (1) investor at a price of $1.00 per share.

In January 2007, the Company sold 2,012,000 restricted shares of its common stock for proceeds of $1,509,000, or $0.75 per share.

From May through July 2006, the Company sold 4,065,000 restricted shares of its common stock for proceeds of $2,032,500, or $0.50 per share.

The Company issued the foregoing shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements. Following the above sales, the Company’s common stock increased to 31,041,000 shares issued and outstanding.

7.	STOCK OPTION PLAN:

The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan. On April 27, 2007 options to purchase 1,550,000 shares were granted to directors and officers of the Company at $.50 per share, which was below the fair market value on that date. The 2007 options have a term of five years and have limits on exercising over a three-year term. During Fiscal Year 2008, the Company granted options to purchase 1,860,000 shares to directors, officers, and key employees of the Company. Of the 1,860,000 options granted, 255,000 options were granted at $.50 per share, which was below the fair market value of the date of grant. The remaining options were granted at the market price on the date of grant, April 30, 2008. The options granted in Fiscal Year 2008 vested immediately (10,000 options) or through April 30, 2009. 250,000 options were forfeited during the year ended April 30, 2008.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date. The fair values of options granted and vested were calculated using the following weighted-average assumptions:

	Year ended	Year ended
	April 30, 2008	April 30, 2007
Expected dividend yield	–	–
Expected price volatility	140%-193%	140%
Risk free interest rate	3.03%-4.22%	4.59%
Expected term of options (in years)	5 years	5 years

A summary of option activity under the Plan and changes during the years then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Options outstanding – May 1, 2006	–	$–	–	$–
Granted during period	1,550,000.50		–	–
Exercised during period	–	–	–	–
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –April 30,
2007	1,550,000.50		5	$3,934,172
Granted during period	1,860,000.62
Exercised during period

Forfeited during period	(250,000)	.50
Expired during period	–	–	–	–
Options outstanding –April 30,
2008	3,160,000.56		4.54	$5,214,990

Exercisable at April 30, 2008	1,798,333	$.58	4.61	$2,004,198

The weighted average grant date intrinsic value of options granted during the years ended April 30, 2008 and 2007 was $0.62 and $3.03 per share respectively. The weighted average remaining contractual term is five years for all options outstanding.

As of April 30, 2008, and 2007 the options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through April 30, 2009. Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the option as if they vest over a two-year period. The Company expects to recognize approximately $1,500,000 in stock compensation expense ratably through April 30, 2009. There have been no options exercised under the terms of the Plan.

8.	INCOME TAXES:

The Company has not filed its federal income tax returns for 1997 through 2002. Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities. However, no tax expense will be recorded as a result of a full valuation allowance.

Deferred tax assets (liabilities) are comprised of the following:

	April 30
	2008	2007

Deferred tax assets:
Stock-based compensation	$1,470,000	$675,000
Net operating loss and credit carryforwards	1,080,000	393,000
Total deferred tax assets	2,550,000	1,068,000
Valuation allowance	(2,550,000)	(1,068,000)

	$–	$–

A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

	April 30
	2008	2007

Expected benefit at federal statutory rate	(35%)	(35%)
State taxes net of federal benefit	–	(1.69%)
Permanent differences	.02%	.05%
Change in rate	(1.69%)	(1.50%)
Change in valuation allowance	36.67%	38.14%

	–	–

The federal net operating loss (NOL) carryforward of approximately $3,086,000 as of April 30, 2008 expires on various dates through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have had no disputes or disagreements with our accountants on accounting and financial disclosure. Our Certified Public Accountants are Hein & Associates LLP.

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

ITEM 9A(T).   CONTROLS AND PROCEDURES.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a -15 or 240.15d -15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Annual Report on Form 10-K and using COSO Internal Control-Integrated Framework, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) or 240.15d -15(e)) were not effective. For purposes of this Item, the term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     There have been no changes, except as noted in the next paragraph, in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a -15 or 240.15d -15 of the Rules of the Securities Exchange Act of 1934, that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company has a material weakness in its internal control over financial reporting in that it does not have a sufficient complement of personnel with appropriate training and experience to evaluate highly complex and/or unusual transactions under generally accepted accounting principles and Securities and Exchange Commission’s accounting interpretations. The Company is evaluating potential solutions to correct this material weakness.

ITEM 9B.     OTHER INFORMATION.

     None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

    The name, age and position of our directors and officers is set forth below:

Name	Age	Position Held

Timothy G. Barritt	58	President, Principal Executive Officer, and Director
Richard G. Stockdale	63	Vice President and Director
Raymond P. Murphy	49	Chief Operations Officer and Director
Charles W. Peck	50	Director
George L. Hampton, III	53	Director
Richard G. Stifel	61	Secretary, Treasurer, Principal Financial Officer, and Principal
		Accounting Officer, appointed October 1, 2007
Robert Goodale	45	Secretary, Treasurer, Principal Financial Officer, and Principal
		Accounting Officer, resigned September 30, 2007

     Our directors serve until our next annual meeting of the stockholders or until he or she resigns if earlier. The Board of Directors appoints the officers and their terms of office are at the discretion of the Board of Directors.

     Timothy G. Barritt has been our president, chief executive officer, and director since January 20, 2006. On February 17, 2006, Richard G. Stockdale was appointed to the Board of Directors, and was also appointed treasurer and principal financial officer. On June 21, 2006, Mr. Stockdale resigned as treasurer and principal financial officer. On August 30, 2006, Mr. Stockdale was appointed vice president. Mr. Stockdale continues to retain his position as a director. On February 17, 2006, Raymond P. Murphy was appointed to the Board of Directors, and was also appointed secretary. On June 21, 2006, Mr. Murphy resigned as secretary. On August 30, 2006, Mr. Murphy was appointed chief operations officer. Mr. Murphy continues to retain his position as a director. On June 21, 2006, Robert Goodale was appointed secretary, treasurer, and principal financial officer. On September 30, 2007, Mr. Goodale resigned secretary, treasurer and principal financial officer. On October 1, 2007, Richard G. Stifel was appointed secretary, treasurer and principal financial officer. The persons named above are expected to hold his or her offices/positions until the next annual meeting of our stockholders.

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

George L. Hampton, III - Director

     Since September 1, 2006, Mr. Hampton has been a member of the board of directors. From August 2004 to present, Mr. Hampton has been a director of Torrent Energy Corporation, a coal bed methane exploration company with properties in the Pacific Northwest. From 1994 to 1997, and from 2000 to present, Mr. Hampton has been a partner of GeoTrends-Hampton International, LLC, a coal bed methane exploration company based out of the Pacific Northwest. From 1998 to May 2005, Mr. Hampton was a member and geological consultant for Hampton, Waechter & Associates, LLC, a Denver, Colorado based geological company. Since June 1986, Mr. Hampton has been president and chief geological consultant for Hampton & Associates, Inc. a Denver, Colorado based coal bed methane exploration company. From April 1998 to April 1999, Mr. Hampton was project manager and senior geologist for Pennaco Energy Corporation, a Denver, Colorado based coal bed methane exploration company. From 1996 to 1997, Mr. Hampton was chief geologist for Thermal Energy Corporation, a Tulsa, Oklahoma based coal bed methane exploration company. From 1995 to 2001, Mr. Hampton was a founding partner and technical manager of Cairn Point Publishing, Inc., a Denver, Colorado based publishing company that published the International Coal Seam Gas Directory (1996) and the International Coal Seam Gas report (1997). Mr. Hampton has written and co-written a half-dozen articles on coal bed methane exploration and has provided testimony before several sate oil and gas commissions. Mr. Hampton received a bachelor of sciences degree in geology from Brigham Young University in 1977 and a masters degree in geology from Brigham Young University in 1979.

Richard G. Stifel –Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer. Appointed October 1, 2007

     Mr. Stifel was appointed as Chief Financial officer of the Company in October, 2007. From February 2007 until September 2007, he was President and CFO of RGS Resources, LLC of Denver, Colorado. He was also President of RGS from June, 2001 until December 2004. From January 2005 until February 2007, he was the Market Leader and consultant for the Siegfried Group of Wilmington, Delaware. From April 1995 until June 2001, he was CFO for MSI Technologies of Denver, Colorado. From December 1990 until April 1995, he was CFO and Secretary of Horizon Resources Corp., a publicly held company of Golden, Colorado. From June 1988 until December 1990, he was the Western Region Finance Officer for the Alert Centre, Denver, Colorado. He obtained his BSBA from Colorado State University in 1969.

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

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. Our fiscal year end is April 30. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal	Fiscal	Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
								[10]
Timothy Barritt	2008	125,000	0	0	0	300,000 [6]	0	1,733
President & CEO	2007	88,333	0	0	0	300,000 [1]	0	0
	2006	14,167	0	0	0	0	0	0

Raymond Murphy	2008	125,000	0	0	0	300,000 [7]	0	1,170
COO	2007	88,333	0	0	0	300,000 [2]	0	0
	2006	14,167	0	0	0	0	0	0

Richard Stockdale	2008	125,000 0		0	0	300,000 [8]	0	470
Vice President	2007	88,333	0	0	0	300,000 [3]	0	0
	2006	14,167

Richard G. Stifel	2008	62,500				250,000 [9]		1,957
Secretary &	2007	0				250,000 [5]
Treasurer

Robert Goodale	2008	62,500	0	0	0		0	0
Secretary &	2007	70,625	0	0	0	250,000 [4]	0	0
Treasurer	2006	0	0	0	0	0	0	0
(Resigned-2007)

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

[4]     We granted to Mr. Goodale stock options to purchase 250,000 shares of our common stock on April 27, 2007 as compensation for services as our chief operating officer, and director. These options are exercisable at a price of $0.50 per share until April 27, 2012. The exercise of these options is limited to 100,000 shares for the year ended April 27, 2008, and 200,000 shares for the year ended April 27, 2009. After April 27, 2009 there are no restrictions on the exercise of the options. After April 27, 2009 there are no restrictions on the exercise of the options. Mr. Goodale resigned effective September 30, 2007; his stock options were cancelled effective that date.

[5]     We granted Mr. Stifel stock options to purchase 250,000 shares of our common stock on September 27, 2008 as part of his compensation package for becoming our Secretary and Treasurer. These options are exercisable at a price of $0.50 per share until April 27, 2012. The exercise of these options is limited to 100,000 shares for the year ended April 27, 2008, and 50,000 shares for the year ended April 27, 2009. After April 27, 2009 there are no restrictions on the exercise of the options. After April 27, 2009 there are no restrictions on the exercise of the options.

[6]     We granted to Mr. Barritt stock options to purchase 300,000 shares of our common stock on April 30, 2008 as compensation for services as our president, chief executive officer, and director. These options are exercisable at a price of $0.62 per share until April 30, 2013. The exercise of these options is limited to 150,000 shares for the year ended April 30, 2009. After April 30, 2009 there are no restrictions on the exercise of the options.

[7]     We granted to Mr. Murphy stock options to purchase 300,000 shares of our common stock on April 30, 2008 as compensation for services as our chief operating officer and director. These options are exercisable at a price of $0.62 per share until April 30, 2013. The exercise of these options is limited to 150,000 shares for the year ended April 30, 2009. After April 30, 2009 there are no restrictions on the exercise of the options.

[8]     We granted to Mr. Stockdale stock options to purchase 300,000 shares of our common stock on April 30, 2008 as compensation for services as our vice president and director. These options are exercisable at a price of $0.62 per share until April 30, 2013. The exercise of these options is limited to 150,000 shares for the year ended April 30, 2009. After April 30, 2009 there are no restrictions on the exercise of the options.

[9]     We granted to Mr. Stifel stock options to purchase 250,000 shares of our common stock on April 30, 2008 as compensation for services as our secretary and treasurer. These options are exercisable at a price of $0.62 per share until April 30, 2013. The exercise of these options is limited to 125,000 shares for the year ended April 30, 2009. After April 30, 2009 there are no restrictions on the exercise of the options.

[10]     The company pays for the officer’s health insurance, disability insurance, dental insurance and life insurance as part of their compensation package.

     All compensation received by the officers has been disclosed.

Option/SAR Grants in the Last Fiscal Year

	Number of	% of Total
	Securities	Options/SARS
	Underlying	Granted to	Exercise
Name and Principal	Options/SARS	Employees in	Price	Expiration
Position	Granted	Fiscal Year [1]	($/Share	Date
Timothy Barritt
President & Director	300,000 [2]	19.36%	$0.62	April 30, 2013

Raymond Murphy
COO & Director	300,000 [3]	19.36%	$0.62	April 30, 2013

Richard Stockdale
Vice President &	300,000 [4]	19.35%	$0.62	April 30, 2013
Director
Charles Peck
Director	200,000 [5]	12.90%	$0.62	April 30, 2013

George L. Hampton, III
Director	200,000 [6]	12.90%	$0.62	April 30, 2013

Richard Stifel
Secretary & Treasurer	250,000 [7]	16.13%	$0.62	April 30, 2013

[1]     The total number of options outstanding at April 30, 2008 was 3,160,000 which is arrived at by calculating the total number of new options awarded to officers and directors during the fiscal year ended April 30, 2008.

[2]     Mr. Barritt was granted options to purchase 300,000 shares of our common stock as compensation for services as our president, chief executive officer, and director in 2008. None of these options have been exercised.

[3]     Mr. Murphy was granted options to purchase 300,000 shares of our common stock as compensation for services as our chief operating officer, and director in 2008. None of these options have been exercised.

[4]     Mr. Stockdale was granted options to purchase 300,000 shares of our common stock as compensation for services as our vice president, and director in 2008. None of these options have been exercised.

[5]     Mr. Peck was granted options to purchase 200,000 shares of our common stock as an incentive for acting as a director of our company. None of these options have been exercised.

[6]     Mr. Hampton was granted options to purchase 200,000 shares of our common stock as an incentive for acting as a director of our company. None of these options have been exercised.

[7]     Mr. Stifel was granted options to purchase 250,000 shares of our common stock as compensation for services as our secretary, treasurer, and chief financial officer in 2008. None of these options have been exercised.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of
			Securities		Value of
			Underlying		Unexercised
			Unexercised		In-the Money
			Options/SARs at		Options/SARs at
			FY-End (#)		FY-End ($)
	Shares Acquired		Exercisable/		Exercisable/
Name	on Exercise (#)	Value Realized ($)	Unexercisable		Unexercisable
(a)	(b)	(c)	(d)		(e)
Timothy Barritt			350,000	[1]	506,000	[1]
Chief Executive Officer			250,000	[2]	253,000	[2]

Richard Stifel			312,500	[1]	114,375	[1]
Chief Financial Officer			187,500	[2]	38,125	[2]

Raymond Murphy			350,000	[1]	506,000	[1]
Chief Operations Officer			250,000	[2]	253,000	[2]

Richard Stockdale			350,000	[1]	506,000	[1]
Vice-President			250,000	[2]	253,000	[2]

[1]	Exercisable options

[2]	Unexercisable options

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

								Equity	Equity
								Incentive	Incentive
			Equity					Plan	Plan
			Incentive					Awards:	Awards:
			Plan			Number		Number of	Market or
			Awards:			of Shares	Market	Unearned	Payout Value
	Number of	Number of	Number of			or Units	Value of	shares,	of Unearned
	Securities	Securities	Securities			of Stock	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			That	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price	Date	(#)	Vested ($)	Vested(#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy Barritt	200,000	100,000		0.50	4/27/2012
	150,000	150,000		0.62	4/30/2013
Principal
Executive
Officer

Richard Stifel	187,500	62,500	0.50	4/27/2012
	125,000	125,000	0.62	4/30/2013
Principal
Financial
Officer

Raymond	200,000	100,000	0.50	4/27/2012
Murphy	150,000	150,000	0.62	4/30/2013
Chief
Operations
Officer

Richard	200,000	100,000	0.50	4/27/2012
Stockdale	150,000	150,000	0.62	4/30/2013
Vice-President

     During the fiscal year ended April 30, 2008, no stock options were exercised by our executive officers or directors.

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

		Director Compensation Table
				Long Term Compensation
	Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
			Other
			Annual	Restricted Securities
	Fees		Compen	Stock	Underlying	LTIP	All Other
Name and Principal	Earned Bonus		sation	Award(s)	Options /	Payouts	Compens
Position [1]	($)	($)	($)	($)	SARs (#)	($)	ation ($)
Timothy Barritt	0	0	0	0	0	0	0
					0
Raymond Murphy	0	0	0	0		0	0

Richard Stockdale	0	0	0	0	0	0	0

Charles W. Peck	20,000	0	0	0	200,000 [1]	0	0
							0
George L. Hampton, III	20,000	0	0	0	200,000 [2]	0	0

[1]     We granted to Mr. Peck stock options to purchase 200,000 shares of our common stock on April 30, 2008 as an incentive for acting as a director of our company. These options are exercisable at a price of $0.62 per share until April 27, 2013. The exercise of these options is limited to 100,000 shares for the year ended April 27, 2009. After April 30, 2009 there are no restrictions on the exercise of the options.

[2]     We granted to Mr. Hampton stock options to purchase 200,000 shares of our common stock on April 30, 2008 as an incentive for acting as a director of our company. These options are exercisable at a price of $0.62 per share until April 27, 2013. The exercise of these options is limited to 100,000 shares for the year ended April 27, 2009. After April 30, 2009 there are no restrictions on the exercise of the options.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

Name and Address of	Title of	Amount and Nature of	Percentage of
Beneficial Owner	Class	Beneficial Ownership [1]	Ownership [2]

Timothy Barritt	common stock	3,350,000 [3]	10.15%
201 W. Lakeway, Suite 1000
Gillette, WY 82718

Raymond Murphy	common stock	3,350,000 [4]	10.15%
201 W. Lakeway, Suite 1000
Gillette, WY 82718

Richard Stockdale	common stock	3,350,000 [5]	10.15%
201 W. Lakeway, Suite 1000
Gillette, WY 82718

Charles Peck	common stock	300,000 [6]	0 91%
P.O. Box 310
Three Forks, MT 59752

George L. Hampton, III	common stock	320,000 [7]	0.97%
6600 Wauconda Drive
Larkspur, CO 80118

Richard G. Stifel	Common stock	342,500 [8]	1.04%
201 W. Lakeway, Ste 1000
Gillette, WY 82718

All officers and directors as		11,012,500	33.37%
a group (6 Individuals)

Michael Schaefer	common stock	2,000,000	6.06%
25 Burger Lane
Buffalo, WY 82834

KD Tsirigotis	common stock	2,000,000	6.06%
Prosimni, T.T. #218
Argolidos 21200
Greece

[1]     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 29, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

[2]     Percentage based on 31,041,000 shares of common stock outstanding on July 29, 2008 plus additional shares for options above.

[3]     Includes 350,000 options currently exercisable.

[4]	Includes 350,000 options currently exercisable.

[5]	Includes 350,000 options currently exercisable.

[6]	Includes 300,000 options currently exercisable.

[7]	Includes 300,000 options currently exercisable.

[8]	Includes 312,500 options currently exercisable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended April 30, 2007, Raymond Murphy a director and officer of the Company provided office space to the Company at a rate of $1,200 per month. The Company paid Mr. Murphy $13,200 in rent during the fiscal year ended April 30, 2007. We discontinued renting this office space on April 1, 2007.

     From April 2007 through December 2007, the officers of the company provided management services to it then subsidiary, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$55,585.00	Hein & Associates LLP, Certified Public Accountants
2007	$25,000.00	Hein & Associates LLP, Certified Public Accountants

2008	$0.00	Michael J. Larsen, PC, Certified Public Accountant
2007	$0.00	Michael J. Larsen, PC, Certified Public Accountants

2008	$0.00	Cordovano & Honeck LLP, Certified Public Accountants
2007	$0.00	Cordovano & Honeck LLP, Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0.00	Hein & Associates LLP, Certified Public Accountants
2007	$0.00	Hein & Associates LLP, Certified Public Accountants

2008	$0.00	Michael J. Larsen, PC ,Certified Public Accountant
2007	$3,880.00	Michael J. Larsen, PC, Certified Public Accountants

2008	$0.00	Cordovano & Honeck LLP, Certified Public Accountants
2007	$2,747.50	Cordovano & Honeck LLP, Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0.00	Hein & Associates LLP, Certified Public Accountants
2007	$0.00	Hein & Associates LLP, Certified Public Accountants

2008	$0.00	Michael J. Larsen, PC, Certified Public Accountant
2007	$0.00	Michael J. Larsen, PC, Certified Public Accountant

2008	$0.00	Cordovano & Honeck LLP, Certified Public Accountants
2007	$0.00	Cordovano & Honeck LLP, Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0.00	Hein & Associates LLP, Certified Public Accountants
2007	$0.00	Hein & Associates LLP, Certified Public Accountants

2008	$0.00	Michael J. Larsen, PC, Certified Public Accountant
2007	$0.00	Michael J. Larsen, PC, Certified Public Accountant

2008	$0.00	Cordovano & Honeck LLP, Certified Public Accountants
2007	$0.00	Cordovano & Honeck LLP, Certified Public Accountants

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

PART IV

ITEM 15.     EXHIBITS.

     (1) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheet as of April 30, 2008 and 2007

Statements of Operations for the years ended April 30, 2008 and 2007 and for the period from inception (June 19, 1997) to April 30, 2008.

Statement of Cash Flows for the years ended April 30, 2008 and 2007 and for the period from inception (June 19, 1997) to April 30, 2008.

Statements of Changes in Shareholders’ Equity

Notes to Financial Statements

     The following Exhibits are incorporated herein by reference from our Form 10-SB Registration Statement filed with the Securities and Exchange Commission, SEC file #0-49870 filed on June 17, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.

The following exhibits are filed with this Form 10-K:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-
14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-
14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of July, 2008.

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

Signature	Title	Date

TIMOTHY BARRITT	President, Principal Executive Officer,	July 28, 2008
Timothy Barritt	and a member of the Board of Directors

RAYMOND MURPHY	Chief Operations Officer, and	July 28, 2008
Raymond Murphy	a member of the Board of Directors

RICHARD G. STOCKDALE	Vice President, and a member of the	July 28, 2008
Richard G. Stockdale	Board of Directors

CHARLES W. PECK	Director	July 28, 2008
Charles W. Peck

GEORGE L. HAMPTON, III	Director	July 28, 2008
George L. Hampton, III