Form 10-Q
period 2008-07-31
BIG CAT ENERGY CORP
filed 2008-09-11
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number: 000-49870

Big Cat Energy Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 W. Lakeway, Ste. 1000
Gillette, WY 82718
(Address of principal executive offices)

(307) 685-3122
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No‰

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer	☑Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,041,000 shares of common stock, $.0001 par value as of September 14, 2008

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Balance Sheets as of July 31, 2008(Unaudited) and April 30, 2007	3

		Condensed Statements of Operations for the three months
		ended July 31, 2008 and 2007, and for the cumulative period from
		June 19, 1997 (inception) through July 31, 2008 (Unaudited)	4

		Condensed Statements of Cash Flows for the three months
		ended July 31, 2008 and 2007, and for the cumulative period from
		June 19, 1997 (inception) through July 31, 2008(Unaudited)	5
		Notes to Unaudited Condensed Financial Statements	6

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	12

	ITEM 4T. CONTROLS AND PROCEDURES		16

PART II.	OTHER INFORMATION		17

	ITEM 1.	Legal Proceedings	17

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	ITEM 3.	Default Upon Senior Securities	17

	ITEM 4.	Submission of Matters to a Vote of Security Holders	17

	ITEM 5.	Other Information	17

	ITEM 6.	EXHIBITS	17

	SIGNATURES		18

PART I.

ITEM 1.     FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

		July 31, 2008	April 30, 2008
Assets		(Unaudited)
Current assets:
Cash		$854	$4,796
Marketable securities		1,292,109	1,065,981
Accounts receivable-other	-	-	3,000
Inventory		27,662	27,662
Prepaid expenses and other current assets		27,613	23,597
Total current assets		1,348,238	1,125,036

Equipment, net		8,884	8,745
Other assets		62,141	62,141

Total Assets		$1,419,263	$1,195,922

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities		$63,566	$52,067

Shareholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized,
32,041,000 and 31,041,000 shares issued and outstanding
at July 31, 2008 and April 30, 2008 respectively		3,204	3,104
Additional paid-in capital		9,307,891	8,435,991
Deficit accumulated during development stage		(7,955,398)	(7,295,240)

Total shareholders’ equity		1,355,697	1,143,855

Total Liabilities and Shareholders’ Equity		$1,419,263	$1,195,922

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			June 19, 1997
			(Inception)
	For the Three Months Ended		Through
	July 31,		July 31,
	2008	2007	2008
Revenues	$22,500	$--	$62,500

Costs and expenses:
Personnel costs (including stock based
compensation of $372,000, $460,000 and
$4,572,000 respectively)	601,466	634,032	6,141,544
Professional fees	70,318	18,814	504,805
Depreciation	554	490	3,115
Other operating supplies	60	--	2,550
Other general and administrative expenses	23,924	63,442	513,081

Operating Loss	(673,822)	(716,778)	(7,102,595)

Other Income (Expense)
Interest income	13,664	15,060	97,378
(Loss) on valuation from private placement	--	(433,000)	(433,000)
	13,664	(417,940)	(335,622)
Loss before discontinued
operations	(660,158)	(1,134,718)	(7,438,217)
Loss on discontinued operations of Sterling Oil &
Gas (net of minority interest of $4,289)	--	(9,245)	(517,181)
Net (Loss)	$(660,158)	$(1,143,963)	$(7,955,398)

Net loss per share before discontinued operations	$(0.02)	$(0.04)
Net loss per share-discontinued operations	$0.00	$(0.00)
Net loss per share	$(0.02)	$(0.04)
Weighted average number of common shares
outstanding-basic and diluted	32,030,130	29,541,000

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 19, 1997
			(inception)
	For the Three Months Ended		Through
	July 31,		July 31,
	2008	2007	2007
Cash Flows From Operating Activities:
Net Loss	$(660,158)	$(1,143,963)	$(7,955,398)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depletion, depreciation and amortization	554	490	3,115
Stock based compensation	372,000	460,000	4,572,000
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	438,311	833,369
Changes in operating assets and liabilities:
Inventory	--	(122)	(27,662)
Accounts receivable	3,000	--	--
Trading securities	(226,128)	210,003	(1,292,107)
Prepaid and other	(4,016)	--	(27,613)
Payables	11,499	22,988	63,566

Net cash used in
operating activities	(503,249)	(12,293)	(3,820,307)
Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
Equipment purchases	(693)	--	(12,000)
Other assets	--	--	(38,151)
Cash used in discontinued operations	--	(9,629)	(133,757)
Net cash provided by (used in)
investing activities	(693)	(9,629)	(1,978,139)
Cash flows from financing activities:
Proceeds from related party advances	--	--	51,618
Repayment of related party advances	--	--	(29,036)
Proceeds from the sale of common stock	500,000	--	5,547,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	199,210	250,569
Net cash provided by
financing activities	500,000	199,210	5,799,300
Net Increase (Decrease) in cash and
cash equivalents	(3,942)	177,288	854
Cash and cash equivalents:
Beginning of period	4,796	52,744	--
End of period	$854	$230,032	$854
Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as
Capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil & Gas	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Presentation, Organization and Nature of Operations

Presentation

     The accompanying unaudited financial statement of Big Cat Energy Corporation (the “Company”) at July 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2008. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended July 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2008.

Description of Operations

     Big Cat Energy Corporation (“Big Cat” or the “Company”), a Nevada corporation, owns the exclusive rights to a technology known as the Aquifer Recharge Injection Device (ARID) which allows Coal Bed Methane (“CBM”) operators to redistribute water produced from productive coal seams, within the same bore hole. The ARID tool moves contaminated water from the producing coal seam to depleted aquifers of similar water quality, without having to discharge the water on the surface. With the ARID tool and process in use, the production well will not require use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones, identified from the geophysical logs.

     On May 1, 2007, the Company formed a subsidiary, Sterling Oil & Gas Company (“Sterling”) and transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs to Sterling, in return for 10 million shares of Sterling restricted common stock. On April 2, 2008, the Company spun off the Sterling shares in a prorata distribution to Big Cat’s shareholders. All activity related to Sterling for the three months ended July 31, 2007 has been reported as discontinued operations in the financial statements.

     The Company is in the development stage in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 7. The Company has been in the development stage since inception and has yet to generate any significant revenue-producing operations. Activities since its inception have primarily involved its organization, development of the Company and more recently, its ARID initiative and the spin off of Sterling.

Note 2: Liquidity

Going Concern

     As of July 31, 2008, the Company had working capital of approximately $1,284,672 and stockholders’ equity of $1,355,697. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Note 3: SUMMARY OF ACCOUNTING POLICIES:

Use of Estimates

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

Short-Term Investments

     The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which is classified as trading securities. These securities are stated at fair value based on interest rates that approximate market rates and the short term maturity of the notes. The income earned on these investments is included in interest income in the accompanying financial statements. In accordance with Statement of Financial Accounting Standards No. 159, (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, the Company has classified all purchase and sales of these financial instruments as operating activities in the Statement of Cash Flows.

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

Off Balance Sheet Arrangements

     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2008, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Risks and Uncertainties

     Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and gas prices could have a significant impact on future results as drilling activity determines the demand for the Company’s technology and ARID tool.

Fair Value of Financial Instruments

     The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value.

     In the first quarter of fiscal year 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurement” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2010, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no impact on the Company’s financial position or operations.

Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123R,, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the three months ended July 31, 2008, totaling $372,000 compared to $460,000 for the three months ended July 31, 2007.

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

     As of July 31, 2008 the Company had 32,041,000 shares of common stock outstanding and options to purchase 3,160,000 shares issued that would be potentially dilutive. At July 31, 2007, the Company had 29,541,000 shares of common stock outstanding and options to purchase 1,550,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti dilutive.

Other Comprehensive Income

     The Company does not have any other items of other comprehensive income for the three months ended July 31, 2008 and 2007. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Revenue Recognition

     The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the company records deferred revenue Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At July 31, 2008, the Company has recorded $27,500 as Other Current Liabilities for deferred revenue and $0 for Long Term Obligations.

Reclassifications

     Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net loss in any of the periods presented.

Recently Issued Accounting Pronouncements

     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time. The Company is still assessing the impact of this pronouncement

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

Note 4: Shareholders’ Equity

Private Offerings

     During the three months ended July 31, 2008 the Company completed the private placement of 1,000,000 units, each unit consisting of one restricted share of its common stock at $.50 per share and one warrant to purchase one share of restricted common stock at $.75 per share. The offering began during the fourth quarter of the fiscal year ended April 30, 2008 and was completed during the first quarter of the current fiscal year when the Company sold the remaining 1,000,000 units. As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration in the United States under Section 4(2)

and Regulation D of the United States Securities Act of 1933, as amended. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares. There were no offerings during the three months ended July 31, 2007.

Note 5: Stock Option Plan

     The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. and reserved 5,000,000 shares of common stock for the plan. On April 27, 2007 options to purchase 1,550,000 shares were granted to directors and officers of the Company exercisable at $.50 per share, which was below the fair market value on that date. The 2007 options have a term of five years and have limits on exercising over a three-year term. During Fiscal Year 2008, the Company granted options to purchase 1,860,000 shares to directors, officers, and key employees of the Company. Of the 1,860,000 options granted, 255,000 options were granted at $.50 per share, which was below the fair market value on the date of grant. The remaining options were granted at the market price on the date of grant, April 30, 2008. Of the options granted in Fiscal Year 2008, 10,000 are immediately exercisable and the balance become exercisable by April 30, 2009. An aggregate of 250,000 options were forfeited during the year ended April 30, 2008.

     As of April 30, 2008, and 2007 the options granted under the plan are fully vested, however, the agreement limits the number of options to be exercised each year through April 30, 2009. Due to the limitations on exercising the options, and the fact that they expire if the employee resigns or is terminated for cause, the Company has treated the options as if they vest over a two-year period. The Company expects to recognize approximately $1,500,000 in stock compensation expense ratably through April 30, 2009. There have been no options exercised under the terms of the Plan.

Note 6: Income Tax.

     The federal net operating loss (NOL) carryforward of approximately $2,300,000 as of July 31 2008 expires on various dates through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

     We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements that reflect our current views with respect to future events and financial performance. All statements include in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

§	our future financial position, including working capital and anticipated cash flow;

§	the risks of the oil and gas industry, as they relate to demand for leasing the ARID tool;

§	market demand;

§	risks and uncertainties involving geology of oil and gas deposits;

§	the uncertainty of estimates and projections relating to costs and expenses;

§	health, safety and environmental risks;

§	uncertainties as to the availability and cost of financing; and

§	the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

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

     We are in the process of completing field tests of the ARID tool and process, and we are continuing to refine the ARID to improve the field use of the ARID tool and process. Currently, we have six ARID tools operating in CBM (coal bed method) gas well bores in the Powder River Basin of Wyoming and have leased another 9 to be installed in the summer of 2008.

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

     Our specific goal for the next twelve months is to establish and complete 3-4 pilot projects in the Powder River Basin of Wyoming, with these pilots generating ARID tool leases in the fall of 2008 and early 2009. We are also evaluating potential pilot projects for Colorado.

     During the three months ended July 31, 2008 the Company completed the private placement of 1,000,000 units, each unit consisting of one restricted share of its common stock at $.50 per share and one warrant to purchase one share of restricted common stock at $.75 per share. The offering began during the fourth quarter of the fiscal year ended March 31, 2008 and was completed during the first quarter of the current fiscal year when the Company sold the remaining 1,000,000 units. As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration in the United States under Section 4(2) and Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares.

Results of Operations

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

     We reported a net loss for the three months ended July 31, 2008 of $660,158 compared with a net loss before discontinued operations of $1,134,718 and a net loss of $1,143,963 for the same period in 2007. The net loss for the three months ended July 31, 2008 included $372,000 attributable to non-cash consideration related to the issuance of stock options to management compared to $460,000 for the same period in 2007. The 2007 loss before discontinued operations also contained a $433,000 non cash charge for the valuation loss on Sterling Oil & Gas subsidiary, which was spun off in April 2008.

     We recorded personnel costs of $601,466 during the three month period ended July 31, 2008, as compared to $634,032 during the same period in 2007. As noted above, we recorded a stock based compensation charge of $372,000 for the three month period ended July 31, 2008, compared with $460,000 for the same period in 2007.

     We incurred professional fees of $70,318 during the three month period ended July 31, 2008, as compared to $18,814 during the same period 2007. Most of the 2008 professional fees related to the cost of required SEC filings.

     Our other general and administrative costs were $23,924 during the three month period ended July 31, 2008, as compared to $63,442 during the same period in 2007. The major components of other general and administrative costs are insurance and marketing expenses in both years.

     The Company recorded $9,245 for discontinued operations for the three months ended July 31, 2007, relating to the spin off of Sterling Oil & Gas Company. This amount reflects the Sterling loss from May 1, 2007 through July 31, 2007 of $13,534, which includes a non cash charge of $9,600 for contributed consulting fees, offset by a minority interest of $4,289.

Liquidity and Capital Resources

     As of July 31, 2008, we had working capital of approximately $1,284,672, and it is uncertain whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year.

     Cash used in operating activities was $503,249 for the three months ended July 31, 2008, and $12,293 for the three months ended July 31, 2007. In the three month period ended July 31, 2008 cash used in operations was principally attributed to our net loss and activity in trading securities offset by our non-cash compensation expense of $372,000. For the three months ended July 31, 2007 cash used in operations was principally from our net loss and activities in trading securities offset by non-cash compensation expense of $460,000 and the effect of discontinued operations of $433,000.

     Cash flows used in investing activities were $693 for the three months ended July 31, 2008, and $9,629 for the three months ended July 31, 2007. Both amounts are nominal.

     Cash flows from financing activities were $500,000 for the three months ended July 31, 2008, and $199,210 for the three months ended July 31, 2007. For the three months ended July 31, 2008, cash from financing was principally from the private placement of our stock and for the three months ended July 31, 2007 cash from financing was from the discontinued operations of Sterling.

     During the three months ended July 31, 2008 the Company completed the private placement of 1,000,000 units, each unit consisting of one restricted share of its common stock at $.50 per share and one warrant to purchase one share of restricted common stock at $.75 per share. The offering began during the fourth quarter of the fiscal year ended March 31, 2008 and was completed during the first quarter of the current fiscal year when the Company sold the remaining 1,000,000 units. As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration in the United States under Section 4(2) and Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares. The Company did not have any offerings during the three months ended July 31, 2007.

Financial Instruments and Other Information

     As of July 31, 2008 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Polices and Estimates

Use of Estimates in the Preparation of Financial Statements

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of any oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

Equity Based Compensation

On January 1, 2006, we adopted FASB SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair value. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees. “ In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we had no stock-based compensation awarded to employees and directors.

Recently Issued Accounting Pronouncements:

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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The implementation of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition.

Off-Balance Sheet Arrangements

     From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2008 and July 31, 2007, there were no off –balance sheet arrangements.

ITEM 4T.     CONTROLS AND PROCEDURES

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a -15 or 240.15d -15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) or 240.15d -15(e)) are not effective. For purposes of this Item, the term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Except as noted below, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a -15 or 240.15d -15 of the Rules of the Securities Exchange Act of 1934, that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings None

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds The Company completed an offering of units during the quarter ended July 31, 2008 in which private investors and company employees purchased an aggregate of 2,000,000 units in the Company, 1,000,000 units during the three months ended July 31, 2008. (See Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Form 8-K filed May 5, 2008 for additional details regarding this offering).

ITEM 3.   Default Upon Senior Securities None

ITEM 4.   Submission of Matters to a Vote of Security Holders None

ITEM 5.   Other Information None

ITEM 6.   EXHIBITS.

Exhibits	Document Description
4.1	Form of Warrant issued in the offering concluded July 31, 2008
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September, 2008.

BIG CAT ENERGY CORPORATION

BY:    TIMOTHY BARRITT
          Timothy Barritt, President and Principal
          Executive Officer

BY:   RICHARD G. STIFEL
         Richard G. Stifel, Principal Accounting Officer
         and Principal Financial Officer