Form 10-Q
period 2008-10-31
BIG CAT ENERGY CORP
filed 2008-12-10
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number: 000-49870

Big Cat Energy Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 W. Lakeway, Ste. 1000
Gillette, WY 82718
(Address of principal executive offices)

(307) 685-3122
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer ☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,041,000 shares of common stock, $.0001 par value as of December 10, 2008

BIG CAT ENERGY CORPORATION INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Balance Sheets as of October 31, 2008(Unaudited) and April 30, 2008	3

		Condensed Statements of Operations for the three months ended October 31, 2008
		and 2007, for the six months ended October 31, 2008 and 2007and for the
		cumulative period from June 19, 1997 (inception) through October 31, 2008
		(Unaudited)	4

		Condensed Statement of Shareholders’ Equity for the six months ended October
		31, 2008 and the cumulative period from inception (June 19, 1997) to October 31,
		2008 (Unaudited)	5

		Condensed Statements of Cash Flows for the three months ended October 31, 2008
		and 2007, and for the cumulative period from June 19, 1997 (inception) through
		October 31, 2008(Unaudited)	7

		Notes to Unaudited Condensed Financial Statements	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	14

	ITEM 4T. CONTROLS AND PROCEDURES		19

PART II.	OTHER INFORMATION		20

	ITEM 1.	Legal Proceedings	20

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	ITEM 3.	Default Upon Senior Securities	20

	ITEM 4.	Submission of Matters to a Vote of Security Holders	20

	ITEM 5.	Other Information	20

	ITEM 6.	EXHIBITS	20

	SIGNATURES		21

PART I.

ITEM 1.     FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	October 31,	April 30, 2008
	2008
	(Unaudited)
Assets
Current assets:
Cash	$389,417	$4,796
Certificates of deposit	552,021	--
Marketable securities	10,019	1,065,981
Accounts receivable-other	--	3,000
Inventory	27,662	27,662
Prepaid expenses and other current assets	37,466	23,597
Total current assets	1,016,585	1,125,036

Equipment, net	8,306	8,745
Other assets	83,544	62,141

Total Assets	$1,108,435	$1,195,922

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$9,461	$52,067

Shareholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized,
32,041,000 and 31,041,000 shares issued and outstanding
at October 31, 2008 and April 30, 2008 respectively	3,204	3,104
Additional paid-in capital	9,679,891	8,435,991
Deficit accumulated during development stage	(8,584,121)	(7,295,240)

Total shareholders’ equity	1,098,974	1,143,855

Total Liabilities and Shareholders’ Equity	$1,108,435	$1,195,922

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 19,
					1997
	For the Three Months		For the Six Months		(Inception)
	Ended		Ended		Through
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008
		(Restated)		(Restated)
Revenues	$20,625	$1,875	$43,125	$1,875	$83,125

Costs and expenses:
Personnel costs (includes stock based
compensation of $372,000, $460,000,
$744,000, $920,000 and $4,944,000
respectively)	602,107	636,943	1,203,573	1,270,975	6,743,651
Professional fees	21,326	87,186	91,644	104,200	526,131
General and administrative	35,906	58,651	60,444	124,383	554,652
Total Expenses	659,339	782,780	1,355,661	1,499,558	7,824,434

LOSS BEFORE OTHER INCOME	(638,714)	(780,905)	(1,312,536)	(1,497,683)	(7,741,309)

OTHER INCOME (EXPENSE)
Interest income	9,991	12,263	23,655	27,323	107,369
(Loss) on valuation from private
placement	--	--	--	(433,000)	(433,000)

Loss before discontinued operations	(628,723)	(768,642)	(1,288,881)	(1,903,360)	(8,066,940)

Loss on discontinued operations of
Sterling Oil & Gas (net of minority
interest of $4,261, $8,550 and
$258,587 respectively)	--	(8,623)	--	(17,868)	(517,181)
Net (Loss)	$(628,723)	$(777,265)	$(1,288,881)	$(1,921,228)	$(8,584,121)

Net loss per share from continuing
operations	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Net loss per share-discontinued
operations	--	$(0.00)	--	$(0.00)
Net loss per share, basic and dilutive	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Weighted average number of
common shares outstanding-basic
and diluted	32,041,000	29,682,304	32,035,565	29,611,652

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008
AND THE CUMULATIVE PERIOD FROM INCEPTION (JUNE 19, 1997) TO OCTOBER 31, 2008
(UNAUDITED)

				DEFICIT
				INCURRED
	COMMON STOCK		ADDITIONAL	DURING
		PAR VALUE	PAID-IN	DEVELOPMENT
	SHARES	$.0001	CAPITAL	STAGE	TOTAL

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception
at June 19, 1997 issued at par	500,000	$50	$–	$–	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per
share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000
through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, May 1, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock March through
April 2006 at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock at March 2006 at
$0.01 per share	2,500,000	250	24,750		25,000
Common stock issued in exchange for
assets (Note 6)	12,450,000	1,245	22,745		23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through
June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007)
at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation (April 2007)	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007)
at $1.00 per share	500,000	50	499,950		500,000
Sale of units (April 2008) at $0.50 per
unit	1,000,000	100	499,900		500,000
Spin off Sterling subsidiary			(1,794,231)
Stock-based compensation (April 2007)			2,360,000		2,360,000
Net loss	–	–	–	(3,428,113)	(3,428,113)

Balance, April 30, 2008	31,041,000	3,104	7,485,810	(6,345,059)	1,143,855

Sale of units (May 2008) at $0.50 per
unit	1,000,000	50	499,950		500,000
Stock-based compensation			744,000		744,000

Net loss six months ended October 31
2008	--	--	--	(1,288,881)	(1,288,881)

Balance October 31, 2008	32,041,000	$3,204	$9,679,891	$(8,584,121)	$1,098,974

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 19, 1997
			(inception)
	For the Six Months Ended		Through
	October 31,		October 31,
	2008	2007	2008
		(Restated)
Cash Flows From Operating Activities:
Net Loss	$(1,288,881)	$(1,921,228)	$(8,584,121)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	1,132	980	3,694
Stock based compensation	744,000	920,000	4,944,000
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	444,249	833,369
Changes in operating assets and liabilities:
Inventory	--	(21,080)	(27,662)
Accounts receivable	3,000	--	--
Trading securities	503,941	97,774	(562,040)
Prepaid and other	(13,869)	(46,001)	(37,466)
Payables	(42,606)	14,801	9,461
Net cash (used in)
operating activities	(93,283)	(510,505)	(3,410,340)

Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
Equipment purchases	(693)	--	(12,000)
Other assets	(21,403)	(13,914)	(59,555)
Cash used in discontinued operations	--	(29,723)	(133,757)
Net cash (used in)
investing activities	(22,096)	(43,637)	(1,999,543)
Cash flows from financing activities:
Proceeds from related party advances	--	--	51,618
Repayment of related party advances	--	--	(29,036)
Proceeds from the sale of common stock	500,000	500,000	5,547,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	249,210	250,569
Net cash provided by
financing activities	500,000	749,210	5,799,300
Net Increase in cash and
cash equivalents	384,621	195,068	389,417
Cash and cash equivalents:
Beginning of period	4,796	52,744	--
End of period	$389,417	$247,812	$389,417
Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as
Capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil & Gas	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note1: Presentation, Organization and Nature of Operations

Presentation

     The accompanying unaudited financial statements of Big Cat Energy Corporation (the “Company”) at October 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2008. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended October 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2008.

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

     On May 1, 2007, the Company formed a subsidiary, Sterling Oil & Gas Company (“Sterling”) and transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs to Sterling, in return for 10 million shares of Sterling restricted common stock. On April 2, 2008, the Company distributed the Sterling shares in a prorata distribution to Big Cat’s shareholders. All activity related to Sterling for 2007 has been reported as discontinued operations in the financial statements.

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

Restated Condensed Statement of Operations-2007

     The Loss on discontinued operations of Sterling Oil and Gas in the Condensed Statement of Operations for 2007 has been restated to reflect the non-cash contributed consulting fees from Big Cat to the discontinued operations of Sterling Oil and Gas Company, less the respective minority interest. For the three months ended October 31, 2007, the restatement was an increase to net (loss) of $6,833 and for the six months ended October 31, 2007 the restatement was an increase to net (loss) of $13,265.

Note 2: Liquidity

Going Concern

     As of October 31, 2008, the Company had working capital of approximately $1,007,124 and stockholders’ equity of $1,098,974. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Note 3: Significant Accounting Policies:

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

Certificates of deposit and Marketable Securities

     The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which is classified as trading securities and fixed rate certificates of deposit from First Interstate Bank. These securities are stated at fair value based on interest rates that approximate market rates and the short term maturity of the notes. The income earned on these investments is included in interest income in the accompanying financial statements.

Concentrations of Credit Risk

     The Company’s cash equivalents and certificates of deposit are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.

Off Balance Sheet Arrangements

     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2008, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Income Taxes

     The company uses the asset and liability method of accounting for deferred taxes . Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and the tax basis of the assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. The Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, effective May 1, 2008. FIN 48 requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. The Company had no material uncertain tax positions as of October 31, 2008 or 2007.

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

     The following table provides information regarding the source of data used by the Company to develop fair value measurements:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable
		Identical Assets		Inputs
Description	October 31, 2008	(Level 1)	(Level 2)	(Level 3)
Certificates
of deposit	$552,021	$550,000	$2,021

Trading securities	$10,019	$10,019	$--
Total	$562,040	$560,019	$2,021

Equity-Based Compensation

     The Company accounts for equity-based compensation arrangements in accordance with SFAS No. 123R,, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the three months ended October 31, 2008, totaling $372,000 compared to $460,000 for the three months ended October 31, 2007. The Company has recorded stock-based compensation totaling $744,000 for the six months ended October 31, 2008 compared to $920,000 for the six months ended October 31, 2007.

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

     As of October 31, 2008 the Company had outstanding 32,041,000 shares of common stock and options to purchase an additional 3,160,000 shares of common stock. At October 31, 2008, there were also warrants for the purchase of 2,000,000 shares of restricted common stock outstanding. At October 31, 2007, the Company had outstanding 30,041,000 shares of common stock and options to purchase an additional 1,550,000 shares of common stock. The options and warrants outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti dilutive.

Other Comprehensive Income

     The Company does not have any other items of other comprehensive income for the six months ended October 31, 2008 and 2007. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Revenue Recognition

     The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the company records deferred revenue Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At October 31, 2008, the Company has recorded $6,875 as Other Current Liabilities for deferred revenue and $0 for Long Term Obligations.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.

This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We do not anticipate the adoption of SFAS 163 will have any effect on the Company’s future financial position or results of operations.

In September 2008 the FASB issued FSP FAS 133-1 and FIN 45-4Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The credit derivatives market has expanded significantly over the past few years. Financial statement users and others have expressed concerns that the current disclosure requirements for derivative instruments and certain guarantees do not adequately address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We do not anticipate the adoption of this FSP will have a material effect on the Company’s future financial position or results of operations.

Note 4: Shareholders’ Equity

Private Offerings

     During the three months ended October 31, 2007 the Company completed the private placement of 500,000 restricted shares of its common stock to an accredited investor. The company received proceeds of $500,000 from the private placement. Following the above sale, the Company’s common stock increased to 30,041, 000 shares issued and outstanding.

     During April 2008, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 1,000,000 units to six (6) investors, each unit consisting of one (1) share of restricted common stock at $.50 per share and one (1) warrant for one (1) share of restricted common stock at $.75 per share. Following the above sale, the Company’s common stock increased to 31,041, 000 shares issued and outstanding.

     During the six months ended October 31, 2008 the Company completed the private placement of 1,000,000 units at $.50 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share. The offering began during the fourth quarter of the fiscal year ended April 30, 2008 and was completed during the first quarter of the current fiscal year. As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares.

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

Note 5: Stock Option Plan

     The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended, and reserved 5,000,000 shares of common stock for the plan. On April 27, 2007 options to purchase 1,550,000 shares were granted to directors and officers of the Company exercisable at $.50 per share, which was below the fair market value on that date. The 2007 options have a term of five years and have limits on the amounts exercisable over a three-year term. During Fiscal Year 2008, the Company granted options to purchase 1,860,000 shares to directors, officers, and key employees of the Company. Of the 1,860,000 options granted, 255,000 options were granted at $.50 per share, which was below the fair market value on the date of grant. The remaining options were granted at the market price on the date of grant, April 30, 2008. Of the options granted in Fiscal Year 2008, 10,000 are immediately exercisable and the balance becomes exercisable by April 30, 2009. An aggregate of 250,000 options were forfeited during the year ended April 30, 2008.

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

Note 6: Income Tax

     The federal net operating loss (NOL) carryforward of approximately $2,800,000 as of October 31, 2008 expires on various dates through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards incurred before a change in control. “Change in control” for these purposes generally means greater than a 50% change in ownership of the corporation. After a change in control, a loss corporation cannot deduct NOL carryforwards existing at the time of the change in control in excess of the Section 382 limitations. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. We have not performed a Section 382 analysis, however approximately ninety percent of the present NOL was incurred during the fiscal years beginning April 1, 2007 and thereafter which was consequently after a change in control of the Company in March, 2006.

     Nonetheless, we have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

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

     We are in the process of completing field tests of the ARID tool and process, and we are continuing to refine the ARID to improve the field use of the ARID tool and process. Currently, we have six ARID tools operating in CBM (coal bed methane) gas well bores in the Powder River Basin of Wyoming and have leased another 9 to be installed in the fall of 2008.

     We are developing another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development is expected to allow operators of coal bed methane wells to produce from multiple seams of coal in a single well bore. This multi-completion tool can be used in conjunction with the ARID. We are also developing a smaller ARID tool, 5.5”, for use in smaller bore gas wells. The R&D costs associated with these projects are expected to be minimal.

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

     During the six months ended October 31, 2008 the Company completed the private placement of 1,000,000 units, at $.50 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock at $.75 per share. The offering began during the fourth quarter of the fiscal year ended March 31, 2008 and was completed during the first quarter of the current fiscal year. As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares.

Results of Operations

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

     We reported a net loss for the three months ended October 31, 2008 of $628,723 compared with a net loss before discontinued operations of $768,642 and a net loss of $777,265 for the same period in 2007. The net loss for the three months ended October 31, 2008 included $372,000 attributable to non-cash consideration related to the issuance of stock options to management compared to $460,000 for the same period in 2007.

     We recorded personnel costs of $602,107 during the three month period ended October 31, 2008, as compared to $636,943 during the same period in 2007. As noted above, we recorded a stock based compensation charge of $372,000 for the three month period ended October 31, 2008, compared with $460,000 for the same period in 2007.

     We incurred professional fees of $21,326 during the three month period ended October 31, 2008, as compared to $87,186 during the same period in 2007. Most of the 2007 professional fees related to the cost of required SEC filings.

     Our general and administrative costs were $35,906 during the three month period ended October 31, 2008, as compared to $58,651 during the same period in 2007. The major components of other general and administrative costs are insurance and advertising/marketing expenses in both years.

     The Company recorded $8,623 for discontinued operations for the three months ended October 31, 2007, relating to the spin off of Sterling Oil & Gas Company. This amount reflects the Sterling loss for the three months ended October 31, 2007 of $12,884, which includes a non cash charge of $10,200 for contributed consulting fees, offset by a minority interest of $4,261.

Six Months Ended October 31, 2008 Compared to Six Months Ended October 31, 2007

     We reported a net loss for the six months ended October 31, 2008 of $1,288,881 compared with a net loss before discontinued operations of $1,903,360 and a net loss of $1,921,228 for the same period in 2007. The net loss for the six months ended October 31, 2008 included $744,000 attributable to non-cash consideration related to the issuance of stock options to management compared to $922,000 for the same period in 2007. The 2007 loss before discontinued operations also contained a $433,000 non cash charge for the valuation loss on the Sterling Oil & Gas subsidiary, which was spun off in April 2008.

     We recorded personnel costs of $1,203,573 during the six month period ended October 31, 2008, as compared to $1,270,975 during the same period in 2006. We recorded a stock based compensation charge of $744,000 for the six month period ended October 31, 2008, compared to $920,000 for the same period in 2007.

     We incurred professional fees of $91,644 during the six month period ended October 31, 2008 as compared to $104,200 during the same period 2007. Most of the professional fees related to the cost of required SEC filings.

     Our general and administrative costs were $60,449 during the six month period ended October 31, 2008, as compared to $124,383 during the same period in 2007. The major components of other general and administrative expense are insurance and marketing/advertising costs.

     The Company recorded $17,868 for discontinued operations for the six months ended October 31, 2007, relating to the spin off of Sterling Oil & Gas Company. This amount reflects the Sterling loss for the six months ended October 31, 2007 of $26,418, which includes a non cash charge of $19,800 for contributed consulting fees, offset by a minority interest of $8,550.

Liquidity and Capital Resources

     As of October 31, 2008, we had working capital of approximately $1,007,124, and it is uncertain whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year.

     Cash used in operations was $93,283 for the six months ended October 31, 2008, and compared to cash used in operations of $510,505 for the six months ended October 31, 2007. In the six month period ended October 31, 2008 cash provided by operations was principally attributed to our net loss offset by cash provided by trading securities and our non-cash compensation expense of $744,000. For the six months ended October 31, 2007 cash used in operations was principally from our net loss and activities in trading securities offset by non-cash compensation expense of $920,000 and the effect of discontinued operations of $444,249.

     Cash flows used in investing activities were $22,096 for the six months ended October 31, 2008, and $43,637 for the three months ended July 31, 2007. Both amounts are nominal.

     Cash flows from financing activities were $500,000 for the six months ended October 31, 2008, and $749,210 for the six months ended October 31, 2007. For the six months ended October 31, 2008, cash from financing was principally from the private placement of our stock and for the six months ended October 31, 2007 cash from financing was from a private placement and from the discontinued operations of Sterling.

     During the six months ended October 31, 2008 the Company completed the private placement of 1,000,000 units, each unit consisting of one restricted share of its common stock at $.50 per share and one warrant to purchase one share of restricted common stock at $.75 per share. The offering began during the fourth quarter of the fiscal year ended March 31, 2008 and was completed during the first quarter of the current fiscal year. As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares.

     During the six months ended October 31, 2007 the Company completed the private placement of 500,000 restricted shares of its common stock to an accredited investor. The company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration for a sale in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s common stock increased to 30,041,000 shares issued and outstanding.

Financial Instruments and Other Information

     As of October 31, 2008 and October 31, 2007 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

     In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.

This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We do not anticipate the adoption of SFAS 163 will have any effect on the Company’s future financial position or results of operations.

In September 2008 the FASB issued FSP FAS 133-1 and FIN 45-4 Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The credit derivatives market has expanded significantly over the past few years. Financial statement users and others have expressed concerns that the current disclosure requirements for derivative instruments and certain guarantees do not adequately address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees.

This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We do not anticipate the adoption of this FSP will have a material effect on the Company’s future financial position or results of operations.

Off-Balance Sheet Arrangements

     From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2008 and October 31, 2007, there were no off –balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2008. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, the Company’s disclosure controls and procedures were effective.

     There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except that as to the Company’s previous determination that it had a material weakness in its internal control over financial reporting in that it does not have a sufficient complement of personnel with appropriate training and experience to evaluate highly complex and/or unusual transactions under generally accepted accounting principles and Securities and Exchange Commission’s accounting interpretations, management has determined to retain and rely upon outside experts in accounting in the event of such transactions.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of December, 2008.

BIG CAT ENERGY CORPORATION

BY:  TIMOTHY BARRITT
        Timothy Barritt, President and Principal
        Executive Officer

BY:  RICHARD G. STIFEL
        Richard G. Stifel, Principal Accounting Officer
        and Principal Financial Officer