Form 10-Q
period 2009-01-31
BIG CAT ENERGY CORP
filed 2009-03-16
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number: 000-49870

Big Cat Energy Corporation
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

61-1500382
(IRS Employer Identification No.)

121 W Merino Street
Upton, WY 82730
(Address of principal executive offices)

(307) 468-9369
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,041,000 shares of common stock, $.0001 par value as of March 16, 2009

BIG CAT ENERGY CORPORATION INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Balance Sheets as of January 31, 2009(Unaudited) and April 30, 2008	3

		Condensed Statements of Operations for the three months ended January 31, 2009
		and 2008, for the nine months ended January 31, 2009 and 2008 and for the
		cumulative period from June 19, 1997 (inception) through January 31, 2009
		(Unaudited)	4

		Condensed Statement of Shareholders’ Equity for the nine months ended January
		31, 2009 and the cumulative period from inception (June 19, 1997) to January 31,
		2009 (Unaudited)	5

		Condensed Statements of Cash Flows for the nine months ended January 31, 2009
		and 2008, and for the cumulative period from June 19, 1997 (inception) through
		January 31, 2009(Unaudited)	7

		Notes to Unaudited Condensed Financial Statements	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	15

	ITEM 4T. CONTROLS AND PROCEDURES		20

PART II.	OTHER INFORMATION		21

	ITEM 1.	Legal Proceedings	21

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	ITEM 3.	Default Upon Senior Securities	21

	ITEM 4.	Submission of Matters to a Vote of Security Holders	21

	ITEM 5.	Other Information	21

	ITEM 6.	EXHIBITS	21

	SIGNATURES		22

PART I.

ITEM 1.     FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	January 31,	April 30, 2008
	2009
	(Unaudited)
Assets
Current assets:
Cash	$92,040	$4,796
Certificates of deposit	556,107	--
Marketable securities	2,591	1,065,981
Accounts receivable	82,500	3,000
Prepaid expenses and other current assets	31,966	23,597
Total current assets	765,204	1,097,374

Equipment, held for lease	21,124	27,662
Equipment, net	20,093	8,745
Other assets	75,661	62,141

Total Assets	$882,082	$1,195,922

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$79,117	$52,067

Shareholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized,
32,041,000 and 31,041,000 shares issued and outstanding
at January 31, 2009 and April 30, 2008 respectively	3,204	3,104
Additional paid-in capital	10,076,999	8,435,991
Deficit accumulated during development stage	(9,277,238)	(7,295,240)

Total shareholders’ equity	802,965	1,143,855

Total Liabilities and Shareholders’ Equity	$882,082	$1,195,922

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 19,
					1997
	For the Three Months		For the Nine Months		(Inception)
	Ended		Ended		Through
	January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009
		(Restated)		(Restated)
Lease revenues	$13,750	$15,625	$56,875	$17,500	$96,875

Costs and expenses:
Personnel costs (includes stock based
compensation of $397,108, $468,000,
$1,141,108, $1,388,000 and
$5,341,108 respectively)	606,732	656,028	1,810,305	1,927,004	7,350,383
Professional fees	45,316	40,762	134,214	144,962	568,701
General and administrative	59,151	62,310	122,338	186,692	616,546
Total Expenses	711,199	759,100	2,066,857	2,258,658	8,535,630

LOSS BEFORE OTHER INCOME	(697,449)	(743,475)	(2,009,982)	(2,241,158)	(8,438,755)

OTHER INCOME (EXPENSE)
Interest income	4,330	12,215	27,984	39,537	111,698
(Loss) on valuation from private
placement	--	--	--	(433,000)	(433,000)

Loss before discontinued operations	(693,119)	(731,260)	(1,981,998)	(2,634,621)	(8,760,057)

Loss on discontinued operations of
Sterling Oil & Gas (net of minority
interest of $31,719, $40,269 and
$258,587 respectively)	--	(63,449)	--	(81,317)	(517,181)
Net (Loss)	$(693,119)	$(794,709)	$(1,981,998)	$(2,715,938)	$(9,277,238)

Net loss per share from continuing
operations	$(0.02)	$(0.02)	$(0.06)	$(0.09)
Net loss per share-discontinued
operations	--	$(0.00)	--	$(0.00)
Net loss per share, basic and dilutive	$(0.02)	$(0.03)	$(0.06)	$(0.09)
Weighted average number of
common shares outstanding-basic
and diluted	32,041,000	30,041,000	32,037,377	29,754,768

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2009
AND THE CUMULATIVE PERIOD FROM INCEPTION (JUNE 19, 1997) TO JANUARY 31, 2009
(UNAUDITED)

				DEFICIT
				INCURRED
	COMMON STOCK		ADDITIONAL	DURING
		PAR VALUE	PAID-IN	DEVELOPMENT
	SHARES	$.0001	CAPITAL	STAGE	TOTAL

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception
at June 19, 1997 issued at par	500,000	$50	$–	$–	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per
share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000
through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock March through
April 2006 at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock at March 2006 at
$0.01 per share	2,500,000	250	24,750	--	25,000
Common stock issued in exchange for
assets	12,450,000	1,245	22,745	--	23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through
June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007)
at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation (April 2007)	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007)
at $1.00 per share	500,000	50	499,950	--	500,000
Sale of units (April 2008) at $0.50 per
unit	1,000,000	100	499,900	--	500,000
Spin off Sterling subsidiary	--	--	(844,050)	--	(844,050)
Stock-based compensation (April 2008)	--	--	2,360,000	--	2,360,000
Net loss	–	–	–	(4,378,294)	(4,378,294)

Balance, April 30, 2008	31,041,000	3,104	8,435,991	(7,295,240)	1,143,855

Sale of units (May 2008) at $0.50 per
unit	1,000,000	100	499,900	--	500,000
Stock-based compensation	--	--	1,141,108	--	1,141,108
Net loss nine months ended January 31
2009	--	--	--	(1,981,998)	(1,981,998)

Balance January 31, 2009	32,041,000	$3,204	$10,076,999	$(9,277,238)	$802,965

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 19, 1997
			(inception)
	For the Nine Months Ended		Through
	January 31,		January 31,
	2009	2008	2009
		(Restated)
Cash Flows From Operating Activities:
Net Loss	$(1,981,998)	$(2,715,938)	$(9,277,238)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	1,829	1,469	4,391
Stock based compensation	1,141,108	1,388,000	5,341,108
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	423,531	833,369
Changes in operating assets and liabilities:
Accounts receivable	(79,500)	(82,500)	(82,500)
Trading securities	507,283	23,510	(558,698)
Prepaid and other	(8,369)	(27,803)	(31,967)
Payables	27,050	93,922	79,117
Net cash (used in)
operating activities	(392,597)	(895,809)	(3,681,993)

Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
Equipment purchases	(6,639)	(20,728	(45,608)
Other assets	(13,520)	(13,914)	(51,671)
Cash used in discontinued operations	--	155,542	(133,757)
Net cash (used in) provided by
investing activities	(20,159)	120,900	(2,025,267)

Cash flows from financing activities:
Proceeds from related party advances	--	--	51,618
Repayment of related party advances	--	--	(29,036)
Proceeds from the sale of common stock	500,000	500,000	5,547,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	249,210	250,569
Net cash provided by
financing activities	500,000	749,210	5,799,300

Net Increase in cash and
cash equivalents	87,244	(25,699)	92,040

Cash and cash equivalents:
Beginning of period	4,796	52,744	--

End of period	$92,040	$27,045	$92,040

Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as
Capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil and Gas	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note1: Presentation, Organization and Nature of Operations

Presentation

     The accompanying unaudited financial statements of Big Cat Energy Corporation (the “Company”) at January 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2008. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended January 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2008.

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

     On May 1, 2007, the Company formed a subsidiary, Sterling Oil & Gas Company (“Sterling”) and transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs to Sterling, in return for 10 million shares of Sterling restricted common stock. On April 2, 2008, the Company distributed the Sterling shares in a prorata distribution to Big Cat’s shareholders. All activity related to Sterling for 2008 has been reported as discontinued operations in the financial statements.

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

Restated Condensed Statement of Operations-2008

     The Loss on discontinued operations of Sterling Oil and Gas in the Condensed Statement of Operations for 2008 has been restated to reflect the non-cash contributed consulting fees from Big Cat to the discontinued operations of Sterling Oil and Gas Company, less the respective minority interest. For the three months ended January 31, 2008, was an increase of $11,000 and for the nine months ended January 31, 2008 the restatement was an increase to net loss of $24,266.

Note 2: Liquidity

Going Concern

     As of January 31, 2009, the Company had working capital of approximately $686,087 and stockholders’ equity of $802,965. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Certificates of deposit and Marketable Securities

     The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company classified as trading securities as well as fixed rate certificates of deposit from First Interstate Bank. These securities are stated at fair value based on interest rates that approximate market rates and the short term maturity of the notes. The income earned on these investments is included in interest income in the accompanying financial statements.

Concentrations of Credit Risk

     The Company’s cash equivalents and certificates of deposit are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.

Off Balance Sheet Arrangements

     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2009, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Income Taxes

     The Company uses the asset and liability method of accounting for deferred taxes . Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and the tax basis of the assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. The Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, effective May 1, 2008. FIN 48 requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. The Company had no material uncertain tax positions as of January 31, 2009 or 2008.

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

     The following table provides information regarding the source of data used by the Company to develop fair value measurements:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable
		Identical Assets		Inputs
Description	January 31, 2009	(Level 1)	(Level 2)	(Level 3)
Certificates
of deposit	$556,107	$550,000	$6,107
Trading securities	$2,591	$2,591	$--
Total	$558,698	$552,591	$6,107

Equity-Based Compensation

     The Company accounts for equity-based compensation arrangements in accordance with SFAS No. 123R,, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the three months ended January 31, 2009, totaling $397,108 compared to $468,000 for the three months ended January 31, 2008. The Company has recorded stock-based compensation totaling $1,141,108 for the nine months ended January 31, 2009 compared to $1,388,000 for the nine months ended January 31, 2008.

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

     As of January 31, 2009 the Company had outstanding 32,041,000 shares of common stock and options to purchase an additional 4,825,000 shares of common stock. At January 31, 2009, there were also warrants for the purchase of 2,000,000 shares of restricted common stock outstanding. At January 31, 2008, the Company had outstanding 30,041,000 shares of common stock and options to purchase an additional 1,550,000 shares of common stock. The options and warrants outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti dilutive.

Other Comprehensive Income

     The Company does not have any other items of other comprehensive income for the nine months ended January 31, 2009 and 2008. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Revenue Recognition

     The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the Company records deferred revenue, included in Other Current Liabilities for those amounts received for lease commitments for the next 12 months and a Long Term Obligation the portion of commitments in excess of 12 months. At January 31, 2009, the Company has recorded $75,625 as Other Current Liabilities for deferred revenue and $0 for Long Term Obligations.

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

     During April 2008, the Company completed a private placement of securities and raised gross proceeds of $500,000. The Company sold a total of 1,000,000 units to six (6) investors, each unit consisting of one (1) share of restricted common stock at $.50 per share and one (1) warrant for one (1) share of restricted common stock at $.75 per share. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement. Following the above sale, the Company’s common stock increased to 31,041,000 shares issued and outstanding.

     During the nine months ended January 31, 2009 the Company completed the private placement of 1,000,000 units at $.50 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share. The offering began during the fourth quarter of the fiscal year ended April 30, 2008 and was completed during the first quarter of the current fiscal year. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement. As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares.

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

Note 5: Stock Option Plan

     The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended, and reserved 5,000,000 shares of common stock for the plan. On April 27, 2007 options to purchase 1,550,000 shares were granted to directors and officers of the Company exercisable at $.50 per share, which was below the fair market value on that date. The 2007 options have a term of five years and have limits on the amounts exercisable over a three-year term. During Fiscal Year 2008, the Company granted options to purchase 1,860,000 shares to directors, officers, and key employees of the Company. Of the 1,860,000 options granted, 255,000 options were granted at $.50 per share, which was below the fair market value on the date of grant. The remaining options were granted at the market price on the date of grant, April 30, 2008. Of the options granted in Fiscal Year 2008, 10,000 are immediately exercisable and the balance becomes exercisable by April 30, 2009. An aggregate of 250,000 options were forfeited during the year ended April 30, 2008. During the three months ended January 31, 2009, the Board of Directors granted options to purchase 1,665,000 shares to directors, officers and key employees and consultants of the Company, effective December 31, 2008. The exercise price of the options was $0.12, the closing price of Company shares on December 31, 2008. The options grant on December 31, 2008 become exercisable on December 31, 2009 and expire on December 31, 2014.

     As of April 30, 2008, and 2007 the options granted under the plan are fully vested, however, the agreement limits the number of options to be exercised each year through April 30, 2009. Due to the limitations on exercising the options, and the fact that they expire if the employee resigns or is terminated for cause, the Company has treated the options as if they vest over a two-year period. The Company expects to recognize approximately $1,600,000 in stock compensation expense ratably through April 30, 2009. There have been no options exercised under the terms of the Plan.

     The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date. The Company granted 1,665,000 options to purchase common stock during the three months ended January 31, 2009. The fair values of options granted and vested were calculated using the following weighted-average assumptions:

Three Months
Ended
January 31, 2009

Expected dividend yield	–
Expected price volatility	125%
Risk free interest rate	1.55%
Expected term of options (in years)	6 years

     A summary of option activity under the Plan as of January 31, 2009 and changes during the period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Options outstanding – November 1,
2008	3,160,000	$.56	3.54	$5,214,990
Granted during period	1,665,000	$.12	5.00	172,150
Exercised during period	–	–	–	--
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –January 31,
2009	4,825,000	$.42	5.00	$5,387,140

Exercisable at January 31, 2009	655,000			$2.64

     The weighted average grant date fair value of options granted during the three months ended January 31, 2009 was $.11 per share. The weighted average remaining contractual term is five years for all options outstanding.

     Included in the 1,665,000 options granted on December 31, 2008 were 100,000 options to a consultant. The exercise price of the options was $0.12, the closing price on the date of grant. The options become exercisable on December 31, 2009 and expire on December 31, 2014. The total expense was $11,000.

Note 6: Income Tax

     The federal net operating loss (NOL) carryforward of approximately $3,100,000 as of January 31, 2009 expires on various dates through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards incurred before a change in control. “Change in control” for these purposes generally means greater than a 50% change in ownership of the corporation. After a change in control, a loss corporation cannot deduct NOL carryforwards existing at the time of the change in control in excess of the Section 382 limitations. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis, however approximately ninety percent of the present NOL was incurred during the fiscal years beginning April 1, 2007 and thereafter which was consequently after a change in control of the Company in March, 2006.

     Nonetheless, the Company has established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

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

  the uncertainty of estimates and projections relating to costs and expenses;

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

     We are in the process of applying for permits with the DEQ to conduct pilot projects for the ARID tool and process, and we are continuing to refine and improve the field use of the ARID tool and process. Currently, we have leased eleven ARID tools, one of which is operating in CBM (coal bed methane) gas well bore in the Powder River Basin of Wyoming. The cost of research and development has been minimal and has been expensed as incurred.

     We have amended our application for the trademark “ARID” with the United States Patent and Trademark Office. In approximately six months we should receive an examination report from the United States Patent and Trademark Office regarding the trademark application.

     We are focusing all our resources for the next six months to establish and complete 3-4 pilot projects in the Powder River Basin of Wyoming, with these projects generating ARID tool leases in the last half of fiscal 2010.

     During the nine months ended January 31, 2009 the Company completed the private placement of 1,000,000 units, at $.50 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock at $.75 per share. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement. The offering began during the fourth quarter of the fiscal year ended March 31, 2008 and was completed during the first quarter of the current fiscal year. As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares.

Results of Operations

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

     We reported a net loss for the three months ended January 31, 2009 of $693,119 compared with a net loss before discontinued operations of $731,260 and a net loss of $794,709 for the same period in 2008. The net loss for the three months ended January 31, 2009 included $397,108 attributable to non-cash consideration related to the issuance of stock options to management compared to $468,000 for the same period in 2008.

     We recorded personnel costs of $606,732 during the three month period ended January 31, 2009, as compared to $656,028 during the same period in 2008. As noted above, we recorded a stock based compensation charge of $397,108 for the three month period ended January 31, 2009, compared with $468,000 for the same period in 2008.

     We incurred professional fees of $45,316 during the three month period ended January 31, 2009, as compared to $40,762 during the same period in 2008 Most of the professional fees related to the cost of required SEC filings and to certain costs incurred for patent application that were considered duplicative to earlier capitalized costs.

     Our general and administrative costs were $59,151 during the three month period ended January 31, 2009, as compared to $62,310 during the same period in 2008. The major components of other general and administrative costs are insurance and advertising/marketing expenses in both years.

     The Company recorded $63,449 for discontinued operations for the three months ended January 31, 2008, relating to the spin off of Sterling Oil & Gas Company. This amount reflects the Sterling loss for the three months ended January 31, 2008 of $95,168, which includes a non cash charge of $11,000 for contributed consulting fees, offset by a minority interest of $31,719.

Nine months ended January 31, 2009 Compared to Nine months ended January 31, 2008

     We reported a net loss for the nine months ended January 31, 2009 of $1,981,998 compared with a net loss before discontinued operations of $2,634,621 and a net loss of $2,715,938 for the same period in 2008. The net loss for the nine months ended January 31, 2009 included $1,141,108 attributable to non-cash consideration related to the issuance of stock options to management compared to $1,388,000 for the same period in 2008. The 2008 loss before discontinued operations also contained a $433,000 non cash charge for the valuation loss on the Sterling Oil & Gas subsidiary, which was spun off in April 2008.

     We recorded personnel costs of $1,810,305 during the nine month period ended January 31, 2009, as compared to $1,927,004 during the same period in 2008. We recorded a stock based compensation charge of $1,141,108 for the nine month period ended January 31, 2009, compared to $1,388,000 for the same period in 2008.

     We incurred professional fees of $134,214 during the nine month period ended January 31, 2009 as compared to $144,962 during the same period 2008. Most of the professional fees related to the cost of required SEC filings and to certain costs incurred for patent application that were considered duplicative to earlier capitalized costs.

     Our general and administrative costs were $122,338 during the nine month period ended January 31, 2009, as compared to $186,692 during the same period in 2008. The major components of other general and administrative expense are insurance and marketing/advertising costs.

     The Company recorded a loss of $81,317 for discontinued operations for the nine months ended January 31, 2008, relating to the spin off of Sterling Oil & Gas Company. This amount reflects the Sterling loss for the nine months ended January 31, 2008 of $121,586, which includes a non cash charge of $30,800 for contributed consulting fees, offset by a minority interest of $40,269.

Liquidity and Capital Resources

     As of January 31, 2009, we had working capital of approximately $686,087, and it is uncertain whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year.

     Cash used in operations was $392,597 for the nine months ended January 31, 2009, and compared to cash used in operations of $895,809 for the nine months ended January 31, 2008. In the nine month period ended January 31, 2009 cash provided by operations was principally attributed to our net loss offset by cash provided by trading securities and our non-cash compensation expense of $1,141,108. For the nine months ended January 31, 2008 cash used in operations was principally from our net loss and activities in trading securities offset by non-cash compensation expense of $1,388,000 and the effect of discontinued operations of $427,953.

     Cash flows used in investing activities were $20,159 for the nine months ended January 31, 2009, compared to cash provided by investing activities of $120,900 for the three months ended January 31, 2008, primarily from the discontinued operations of Sterling.

     Cash flows from financing activities were $500,000 for the nine months ended January 31, 2009, and $749,210 for the nine months ended January 31, 2008. For the nine months ended January 31, 2009, cash from financing was principally from the private placement of our stock and for the nine months ended January 31, 2008 cash from financing was from a private placement and from the discontinued operations of Sterling.

     During the nine months ended January 31, 2009 the Company completed the private placement of 1,000,000 units, each unit consisting of one restricted share of its common stock at $.50 per share and one warrant to purchase one share of restricted common stock at $.75 per share. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement. The offering began during the fourth quarter of the fiscal year ended March 31, 2008 and was completed during the first quarter of the current fiscal year. As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. The private offering was made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares.

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

Financial Instruments and Other Information

     As of January 31, 2009 and January 31, 2008 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Off-Balance Sheet Arrangements

     From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2009 and January 31, 2008, there were no off –balance sheet arrangements.

ITEM 4T.     CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2009. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of January 31, 2009 the Company’s disclosure controls and procedures were effective.

     There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
31.1          Section 302 Certification of Principal Executive Officer.
31.2          Section 302 Certification of Principal Financial Officer.
32.1          Section 906 Certification of Chief Executive Officer.
32.2          Section 906 Certification of Chief Financial Officer.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2009.

BIG CAT ENERGY CORPORATION

BY:   TIMOTHY BARRITT
         Timothy Barritt, President and Principal
         Executive Officer

BY:   RICHARD G. STIFEL
         Richard G. Stifel, Principal Accounting Officer
         and Principal Financial Officer