Form 10-Q/A
period 2008-10-31
BIG CAT ENERGY CORP
filed 2009-05-04
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A-1

(Mark One)
☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the quarterly period ended: October 31, 2008

¨TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number: 000-49870

Big Cat Energy Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 W. Merino St.
PO Box 500
Upton, WY 92730
 (Address of principal executive offices)

(307) 468-9368
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,041,000 shares of common stock, $.0001 par value as of December 10, 2008

The Registrant amends and restates in their entirety Items 1 and 4A(T) of the Report as follows:

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
(A Development Stage Company)

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008
AND THE CUMULATIVE PERIOD FROM INCEPTION (JUNE 19, 1997) TO OCTOBER 31, 2008
(UNAUDITED)

					DEFICIT
					INCURRED
	COMMON STOCK			ADDITIONAL	DURING
			PAR VALUE	PAID-IN	DEVELOPMENT
	SHARES		$.0001	CAPITAL	STAGE	TOTAL

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception
at June 19, 1997 issued at par	500,000		$50	$–	–	$50
Common stock cancelled March 2002	(500,000)		(50)	–	–	(50)
Sale of common stock at $0.10 per
share, April 2002	1,114,000		111	111,289	–	111,400
Contributed services (January 2000
through April 2003)	–		–	10,425	–	10,425
Cumulative net loss	–		–	–	(132,543)	(132,543)
Balance, May 1, 2005	1,114,000		111	121,714	(132,543)	(10,718)
Sale of common stock March through
April 2006 at $0.05 per share	7,400,000		740	369,260	–	370,000
Sale of common stock at March 2006 at
$0.01 per share	2,500,000		250	24,750		25,000
Common stock issued in exchange for
assets (Note 6)	12,450,000		1,245	22,745		23,990
Net loss	–		–	–	(145,182)	(145,182)

Balance, April 2006	23,464,000		2,346	538,469	(277,725)	263,090
Sale of common stock (May through
June 2006) at $0.50 per share	4,065,000		407	2,032,093	–	2,032,500
Sale of common stock (January 2007)
at $0.75 per share	2,012,000		201	1,508,799	–	1,509,000
Offering costs	–		–	(21,752)	–	(21,752)
Contributed capital	–		–	22,582	–	22,582
Stock-based compensation (April 2007)	–		–	1,840,000	–	1,840,000
Net loss	–		–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954		5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007)
at $1.00 per share	500,000	50		499,950		500,000
Sale of units (April 2008) at $0.50 per
unit	1,000,000	100		499,900		500,000
Spin off Sterling subsidiary				(844,050)		(844,050)
Stock-based compensation (April 2007)				2,360,000		2,360,000
Net loss	–	–		–	(4,378,294)	(4,378,294)
Balance, April 30, 2008	31,041,000		3,104	8,435,991	(7,295,240)	1,143,855
Sale of units (May 2008) at $0.50 per
unit	1,000,000	50		499,950		500,000
Stock-based compensation				744,000		744,000

Net loss six months ended October 31
2008	--	--	--	(1,288,881)	(1,288,881)

Balance October 31, 2008	32,041,000	$3,204	$9,679,891	$(8,584,121)	$1,098,974

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

ITEM 4A(T). CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2008. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, the Company’s disclosure controls and procedures are effective.

 A change in the Company’s internal controls over financial reporting occurred during the quarter ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, in that the Company determined in the event of the need to evaluate highly complex and/or unusual transactions under generally accepted accounting principles and the Securities and Exchange Commission’s accounting interpretations, management will retain and rely upon outside experts in accounting in the event of such transactions The Company has retained an outside consultant who will review the Company’s regulatory filings and advise the Company on its compliance with current SEC and GAAP requirements.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of May, 2009.

                    BIG CAT ENERGY CORPORATION

                    BY:  TIMOTHY BARRITT
                            Timothy Barritt, President and Principal
                            Executive Officer

                    BY:  RICHARD G. STIFEL
                            Richard G. Stifel, Principal Accounting Officer
                            and Principal Financial Officer