Form 10-K/A
period 2008-04-30
BIG CAT ENERGY CORP
filed 2009-05-05
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A1
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

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act ☑ Yes ☐ No

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

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

The Registrant hereby amends and restates in its entirety Item 9A(T) of form 10K for the fiscal year ended April 30, 2008, as follows:

ITEM 9A(T) – CONTROLS AND PROCEDURES

Based on an evaluation required by paragraph (b) of  §240.13a–15 of the effectiveness of the registrant's disclosure controls and procedures (as defined in §240.13a–15(e)), the Company’s principal executive officer and principal financial officer concluded that, as of April 30, 2008, its disclosure controls and procedures are effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The framework used by management to evaluate the effectiveness of the registrant's internal control over financial reporting as required by paragraph (c) of §240.13a–15 is the COSO Internal Control – Integrated Framework.  Based on management’s assessment, management concluded that the Company internal control over financial reporting is not effective as of April 30, 2008.  The Company has a material weakness in its internal control over financial reporting in that it does not have a sufficient complement of personnel with appropriate training and experience to evaluate highly complex and/or unusual transactions under generally accepted accounting principles and Securities and Exchange Commission’s accounting interpretations. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2008. A change in the Company’s internal control over financial reporting occurred during the quarter ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, in that the Company determined in the event of the need to evaluate highly complex and/or unusual transactions under generally accepted accounting principles and the Securities and Exchange Commission’s accounting interpretations, management will consult with and rely upon outside experts in accounting.   The Company has retained an outside consultant who will review the Company’s regulatory filings and advise the Company on its compliance with current SEC and GAAP requirements.

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

Signature	Title	Date

TIMOTHY BARRITT	President, Principal Executive Officer,	May 4, 2009
Timothy Barritt	and a member of the Board of Directors

______________________________	Chief Operations Officer, and	May 4, 2009
Raymond Murphy	a member of the Board of Directors

RICHARD G. STOCKDALE	Vice President, and a member of the	May 4, 2009
Richard G. Stockdale	Board of Directors

CHARLES W. PECK	Director	May 4, 2009
Charles W. Peck

______________________________	Director	May 4, 2009
George L. Hampton, III