Form 10-K
period 2009-04-30
BIG CAT ENERGY CORP
filed 2009-07-29
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 000-49870

Big Cat Energy Corporation
(Name of small business issuer in its charter)

Nevada	61-1500382
(State of Incorporation)	(I.R.S. Employer Identification No.)

121 W. Merino St
PO Box 500
Upton, WY 82730
(307) 468-9369

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.0001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       [  ]  Yes   [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  [  ]  Yes   [√] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [√ ] Yes        [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [√ ] Yes[  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                    Accelerated filer  [  ]

Non-accelerated filer [  ]                      Smaller reporting company [√]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No [√]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity , as of the last business day of the registrant’s most recently completed second fiscal quarter, $26,430,065

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,041,000 shares of common stock, $.0001 par value as of July 29, 2009

DOCUMENTS INCORPORATED BY REFERENCE

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

TABLE OF CONTENTS

Page

PART I
Item 1. Description of Business	4
Item 2. Description of Properties	13
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	14

PART II
Item 5. Market for Common Stock and Related Stockholder Matters	13
Item 7. Managements’ Discussion and Analysis of Financial Condition, Results of Operations and Plan of Operation	16
Item 8. Financial Statements	22
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A(T). Controls and Procedures	39
Item 9B. Other Information	39

PART III
Item 10. Directors, Executive Officers and Corporate Governance	40
Item 11. Executive Compensation	43
Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	49
Item 13. Certain Relationships and Related Transactions and Director Independence	50
Item 14. Principal Accounting Fees and Services	51

PART IV
Item 15. Exhibits	52

Signatures	53

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

Principal Products and Business

The ARID is a method of water handling that permits an oil or gas well to also be an injection well by re-injecting water into a previously depleted aquifer of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifers zones. These aquifers are easily identified from the geophysical logs. If our technology is adopted, we believe the use of the ARID in the coal bed methane industry will change water handling, and environmental impacts.   We have currently leased eleven (11) ARID tools which are installed or will be installed at various locations.

Regulatory Issues and Challenges

In order to produce the coal bed methane, historically, water must be pumped from the well bore to the surface and then discharged. In order to discharge the water from a well to the land surface a National Pollution Discharge Elimination System permit (“NPDES”) is required from the State Department of Environmental Quality (“DEQ”). The permit process takes approximately 120 to 200 days for approval. If a company needs to impound the produced water as a condition of the NPDES permit, other permits may be needed as well, which will extend the time period of the permitting process. Currently, we estimate the total permitting time required to produce a coal bed methane well is approximately 1.5 years.

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

Irrigation:     Irrigation involves the purchasing of irrigation equipment, i.e., side-roll, water cannon, center pivot or hand sets, and a soil study to determine effective treatment methods. This is an expensive water disposal option with a large capital outlay, but it works well on sandy soils. However, the majority of some areas such as the Powder River Basin in Wyoming or Montana are overlain mostly by clay soils.

Atomization:    Atomization utilizes a tall pipe topped by fine-particle spray nozzle for water dispersal. High evaporation rates are the goal of this method, but this means a higher concentration of salts will reach the ground, requiring more soil treatment. Currently, no NPDES permit is required for this method.

Treatment:    Treatment and discharge of produced water is used primarily in areas close to a major drainage, like the Powder River in Wyoming and certain areas in Montana. Currently the treatment and discharge in the Powder River Basin in Wyoming and Montana is generally as follows: (1) Winter discharges require an NPDES permit; (2) The DEQ currently will issue a direct discharge permit for only winter time discharge (8 months) and prohibit discharge during the irrigation season; (3) Water is treated to meet the approved standard; (4) If the water treatment facility is located away from the river, and the potential exists for the treated water to pick up salts while in transit, a pipeline must be laid to the river for direct discharge. The water treatment and discharge method is perhaps the most costly of all coal bed methane water disposal methods yet there are companies that determine that use of this method is the best way to produce their wells.

ARID-Our Process

Our ARID process uses the existing well bore to move water from the target coal seam to a depleted aquifer. This means the production well can also be the injection well. The produced water never leaves the well bore as it is redirected through perforations into different aquifer zones. These aquifers are identified from the geophysical logs the company runs to confirm the coal zones when the well is first drilled.

The hardware portion of the ARID process is a tool which is set above the pumping fluid level of the well and below the receiving aquifer. A water tight well head is placed at the top of the well to trap the water between the tool and the top of the well. Perforations are made into the casing adjacent to the receiving aquifer. A pump and water riser pipe are attached to the bottom of the tool. When the pump is operating, the water is pushed through the tool and takes the path of least resistance into the receiving aquifer through the perforations.

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

The ARID tool may be placed in an existing well or installed as a well is being drilled and completed by an operator.

Sale of Our Equipment

         The price of the ARID will include the Underground Injection Control permit, which we will acquire for each customer. The customer is expected to be responsible for the installation and removal of the ARID tool. We will provide a staff member to be on-site for the installation and/or removal of the ARID tool upon the request of the customer. We believe each ARID tool should generate gross revenue of approximately $25,000-$37,500 depending on the model and quantities purchased.

Manufacturing

         We have in place the ability to produce and deliver the ARID through an established manufacturer. Raw materials for the ARID are readily available from numerous sources. We will submit a purchase order for an ARID with the manufacturer which has assured us that they can meet the potential manufacturing demand for the ARID. We have manufactured and produced fifty (50) ARID tools to date.

Marketing/Distribution

         We identify customers through state records, industry journals, website identification and trade shows. We continue to contact operators in the Powder River Basin and in other parts of the U.S. and Canada. We present to operators a cost analysis of the ARID tool compared to other water handling methods. We are also focusing our marketing on operators who have stranded non-producing wells because of the lack of available water disposal methods and permits. As operating revenues from the ARID tool increase, we will either add additional staff or subcontract with other companies for our marketing and sales. We entered into a marketing contract with Universal Well Site Solutions, a CBM industry product marketer based in Oklahoma City, Oklahoma on July 1, 2009.    Under the agreement, Universal has been appointed exclusive marketing agent for the ARID tool in the selected areas of the United States.

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

Governmental Regulation

There are no governmental regulations which affect the manufacture, development, lease, or sale of the ARID. However, as described above, the permitting process will affect the timing and the installation of the ARID tool.  See “Regulatory Issues and Challenges.”

Research and Development

We are developing another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development will allow operators of coal bed methane wells to produce multiple seams of coal from a single well bore. This multi-completion tool can be used in conjunction with the ARID. We are also adapting the ARID Tool for use in the coal mining industry. We have developed a 5 1/2” tool for use in New Mexico and Colorado. Our R&D costs were approximately $12,000 for the year ended April 30, 2009 compared to no R&D costs in the year ended April 30, 2008.

Insurance

Currently, we have in place workers compensation coverage on our directors, officers and employees; general liability insurance; liability insurance for our directors and officers; and offensive patent insurance for the patents pending on the ARID tool and process.

Employees; Identification of Certain Significant Employees

We are a development stage company and have five full time employees.  We intend to hire additional employees on an as needed basis.

Offices

Our principal executive office is located at 121 W. Merino St, PO Box 500, Upton, Wyoming 82730. Our telephone number is (307) 468-9369. The lease on this premise is on annual basis at the rate of $500 per month.

We also maintain an office in Parker, Colorado located a 12164 Elton Way. Our telephone number at that location is (303) 358-3840.

We believe that our current office and space and facilities are sufficient to meet our present needs, and we do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Spin Off of Subsidiary Corporation

On May 1, 2007 we formed a Nevada subsidiary corporation, Sterling Oil & Gas Company, “Sterling”.    We then transferred all of our oil and gas leasehold interests to Sterling in return for 10,000,000 shares of Sterling. On April 2, 2008 we spun off Sterling by distributing our 10,000,000 shares of Sterling Oil & Gas Company to our shareholders of record as of March 3, 2008.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Some of the information in this report contains forward-looking statements. “Forward-looking” statements express, or are based on, our expectations about future events and give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as “may”, “will”, “expect”, “intend”, “project”, “estimate”, anticipate”, “believe”, or “continue” or the negative thereof or similar terminology. They include statements regarding our:

financial position;
business strategy;
budgets;
amount, nature and timing of capital expenditures;
operating costs and other expenses;
cash flow and anticipated liquidity;
future operating results;
customers’ drilling of wells;
customers’ acquisition and development of oil and gas properties;
customers’ timing and amount of future production of natural gas and oil;
competition and regulation; and
plans, objectives and expectations.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under “Risk Factors” and include:

delays in obtaining permits;
uncertainties in the availability of distribution facilities for natural gas;
general economic conditions;
natural gas price volatility;
the fluctuation in the demand for natural gas;
uncertainties in the projection of our customers’ future rates of production and timing of development expenditures;
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

Any of the factors listed above and other factors contained in this report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations.

When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this annual report. Our forward-looking statements speak only as of the date made.

RISK FACTORS.

Due to the nature of our business and the present development stage of our operations, the following risk factors apply to our operations:

We have incurred losses since our inception and may continue to incur losses in the future. Furthermore our auditors have included a qualification in their report which indicates substantial doubt on our ability to continue as a going concern.

To date our operations have not generated sufficient operating cash flows to provide working capital for our ongoing overhead, the funding of our marketing and sales activities surrounding the ARID tool and our continued research and development. Without adequate financing, we may not be able to successfully bring the ARID tool to market and we may not achieve profitability from operations in the near future or at all.

We have changed our business focus to technologies and equipment related to fluid redistribution for the oil and gas industry, however, we have just started our proposed business operations. Further, we have generated only limited revenue in our new business line.

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

We were incorporated on June 19, 1997 and while we operated as a mineral exploration corporation, we did not generate revenues. Therefore, we have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $9,959,420, which includes $5,743,625 of non cash stock compensation expense. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to attract customers who will use our services, and lease or purchase our equipment;
*	our ability to generate revenues through the sales of our services, and leasing or selling of our equipment;
*	our customers’ ability to locate oil and gas;
*	our customers’ ability to generate revenue from the sale of oil and gas;
*	our customers’ ability to reduce exploration costs;

If we do not attract customers, we will not make a profit which ultimately will result in a cessation of operations or the necessity to raise additional capital which may dilute current shareholders.

We have one customer. We have identified potential customers but we cannot guarantee we will ever have a significant number of customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to raise additional capital, which may dilute current shareholders, or suspend or cease operations.

Because our officers and directors do not have prior experience in the marketing of products or services, we may have to hire individuals or suspend or cease operations.

Because our officers and directors do not have prior experience in the marketing of products or services, we may have to hire additional experienced personnel to assist us with our operations. If we need additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

Because our officers and directors have limited experience with respect to our organizational structure, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

Our officers and directors have limited previous experience with public companies. They are, however, now responsible for our organizational structure which will include monitoring of the accounting controls under the Sarbanes Oxley Act of 2002. Our officers are responsible for the administration of the controls.

We may incur significant costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess internal controls over financial reporting under Section 404 that are complex, and may require significant documentation, testing and possible remediation.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on our ability to timely execute our business plan.

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

We have relied primarily on the sale of equity capital to fund working capital and the development of the ARID tool and process. Failure to generate operating cash flows or to obtain additional financing could result in substantial delay in providing ARID tools to potential customers.

We will require significant additional capital to fund our future activities and to service any future indebtedness. In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for development of additional tools and meeting operational cash needs during the development phase.

The volatility of natural gas and oil markets could have a material adverse effect on our business.

The markets for natural gas and oil are very volatile and even relatively modest drops in prices can affect our financial results and impede our growth. Prices for natural gas and oil may fluctuate widely in response to a variety of factors that are beyond our control, such as:

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

Lower natural gas and oil prices may have an adverse impact on our operations because the economics of producing coal bed methane may cause our customers to exit the industry.

We have not insured and cannot fully insure against all risks related to operations, which could result in substantial claims for which we are underinsured or uninsured.

We have not and cannot fully insure against all risks and have not attempted to insure fully against risks where coverage is prohibitively expensive.Losses and liabilities arising from uninsured and underinsured events, which could arise from even one catastrophic accident, could materially and adversely affect our business.

Risks Associated With Our Securities:

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares are presently classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

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

There is currently a limited public trading market for our common stock on the OTC Bulletin Board operated by FINRA under the symbol BCTE. Therefore you may have difficulty reselling your shares.

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

ITEM 2.          DESCRIPTION OF PROPERTIES.

Our principal executive office is located at 121 W. Merino St, PO Box 500, Upton, Wyoming 82730. Our telephone number is (307) 468-9369. The lease on this premise is on annual basis at the rate of $500 per month. We believe that the space at this location will meet our needs for the foreseeable future.

We also maintain an office in Parker, Colorado, located at 12164 Elton Way. Our telephone number at that location is (303) 358-3840. We believe that the space at this location will meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not presently a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ended April 30, 2009, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the OTC Bulletin Board operated by FINRA under the symbol BCTE. Our common stock began trading on the OTC Bulletin Board on May 6, 2004.

The following table shows the high and low bid price for our common shares for the quarters indicated:

	HIGH ($)	LOW ($)

2009
02/01/08 – 04 30/09	$0.30	$0.10
11/01/08 – 01/31/09	$0.36	$0.06

2008
08/01/08 – 10/31/08	$0.72	$.013
05/01/08 - 07/31/08	$0.84	$0.57
02/01/08 – 04/30/08	$1.18	$0.43
11/01/07 – 01/31/08	$1.85	$0.83

2007
08/01/07 – 10/31/07	$1.83	$0.75
05/01/07 – 07/31/07	$3.08	$1.15
02/01/07 – 04/30/07	$4.40	$2.33
11/01/06 – 01/31/07	$3.02	$1.01

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of July 29, 2009 we have 32,041,000 shares issued and outstanding. We estimate that we have approximately one hundred forty four (144) shareholders, excluding beneficial owners whose shares are held in street name.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, including any individual compensation arrangements, the weighted average exercise price and the number of options remaining available for issuance as of April 30, 2009

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders [1]	4,825,000	$0.41	175,000

[1]           Referring to our 2007 Nonqualified Stock Option Plan. Please see the “2007 Nonqualified Stock Option Plan” section below.

2007 Nonqualified Stock Option Plan

On March 15, 2007, our board of directors adopted the 2007 Nonqualified Stock Option Plan (the “2007 Plan”) for our directors, officers, employees, and outside consultants and advisors. Under the plan, directors, officers, employees, and outside consultants and advisors may receive awards of nonqualified stock options. The purpose of the plan is to provide directors, officers, employees, and outside consultants and advisors with an incentive to make positive contributions to our company, and to attract and retain individuals of exceptional talent. The aggregate number of shares of common stock that may be granted by our company under the 2007 Plan will not exceed a maximum of 5,000,000 shares of common stock during the period of the plan. The 2007 Plan terminates upon the earlier of March 15, 2017, or the issuance of all shares of common stock authorized for the plan. Our board of directors will determine the option prices per share when the stock option is granted to an individual.

During the year ended April 30, 2007, we granted our officers and directors options to acquire an aggregate of up to 1,550,000 shares of common stock. Each option entitles the holder to acquire one share of common stock at an exercise price of $0.50 per share, which was below fair market value. The options are exercisable beginning two years after the date of the grant, and expire five years from the date of the grant.

During the year ended April 30, 2008, we granted options to acquire up to 1,860,000 shares of common stock to our officers, directors and employees. 305,000 options were granted at below fair market value at $0.50 (255,000 shares) and $0.75 (50,000 shares), while the remaining 1,555,000 options were granted at market price on the date of the grant. These options expire five years from the date of the grant. During the year ended April 30, 2008, options to purchase 250,000 shares were forfeited.

    During the year ended April 30, 2009, the Board of Directors granted options to purchase 1,665,000 shares to directors, officers and key employees and consultants of the Company, effective December 31, 2008. The exercise price of the options was $0.12, the closing price of Company shares on December 31, 2008. The options granted on December 31, 2008 become exercisable on December 31, 2009 and expire on December 31, 2014.

Recent Sales of Unregistered Securities

In May, 2008 the Company completed the private placement of 1,000,000 units at $.50 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share. The offering began during the fourth quarter of the fiscal year ended April 30, 2008 and was completed during the first quarter of the  fiscal year ended April 30, 2009. The offering was made in reliance on section 4(2) of the Securities Act of 1933, Regulation S and/or Regulation D thereunder.  In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.  As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement. Following the above sale, the Company’s outstanding common stock increased to 32,041,000 shares.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to gain understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION.

This section of this Form 10-K includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of operation

We are a development stage company and have realized minimal revenues from our current business operations.

During the fiscal year ended April 30, 2009, we raised $500,000 in a private placement. As of April 30, 2009 we had $408,845 of working capital compared to $1,045,307 as of April 30, 2008, and it is uncertain whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year, which we are not assured of raising.

The plan of operation discussed below in this report for the twelve months ended April 30, 2009, reflects the operations of our current business which is to lease the ARID tool and process to oil and gas companies.

We are in the process of completing field tests of the ARID tool and process, and we are continuing to refine the ARID to improve the field use of the ARID tool and process. Currently, we have two ARID tools operating in CBM (coal bed methane) gas well bores in the Powder River Basin of Wyoming and have leased another nine to be installed in the summer of 2009.

We are developing another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development is expected to allow operators of coal bed methane wells to produce multiple seams of coal from a single well bore. This multi-completion tool can be used in conjunction with the ARID. We are also developing a smaller ARID tool, 5.5”, for use in smaller bore gas wells. The R&D costs associated with these projects were approximately $12,000 for the year ended April 30, 2009.

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

Our specific goal for the next twelve months is to establish and complete 3-4 pilot projects in the powder River Basin of Wyoming during the summer of 2009, with these pilots generating ARID tool leases in the fall of 2009 and early 2010. We are also evaluating potential pilot projects for Colorado.

Limited Operating History; Need for Additional Capital

Our company has minimal established revenues and has incurred net losses since inception. These factors raised substantial doubt about our ability to continue as a going concern.

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

Results of operations

For the year ended April 30, 2009 compared to the year ended April 30, 2008

We reported a net loss of $2,664,180 for the year ended April 30, 2009 compared to a net loss before discontinued operations for the year ended April 30, 2008 of $3,861,113 and a net loss of $4,378,294 for the year ended April 30, 2008. The net loss for the year ended April 30, 2009 contains a non-cash charge of $1,543,625 related to the issuance of stock options to management compared to a $2,360,000 non-cash charge related to the issuance of stock options to management for the same period in 2008.

We recorded personnel costs of $2,133,219 during the year ended April 30, 2009, as compared to $3,078,692 during the same period in 2008, which included stock based compensation charge of $1,513,358 for the year ended April 30, 2009, compared with $2,360,000 for the same period in 2008.

We incurred professional fees of $177,210 during the year ended April 30, 2009, as compared to $179,067 during the same period 2008. Professional fees reflect legal and accounting fees incurred for regulatory filings.

We had selling expense of $316,686 for the year ended April 30, 2009 compared to $139,658 for the same period in 2008. Selling expense included sales salaries, sales related support, commissions paid, advertising and marketing costs.

Our other general and administrative costs were $127,282 during the year ended April 30, 2009, as compared to $114,508 during the same period in 2008. The major components of other general and administrative costs are insurance and marketing expenses in both years. The reduction in general and administrative expense is due to hiring our marketing consultant effective January 2008.

The Company recorded $517,181 for discontinued operations for the year ended April 30, 2008, relating to the spin off of Sterling Oil & Gas Company. This amount reflects the Sterling loss from May 1, 2007 through March 31, 2008 of $775,768, which includes a non cash charge of $571,000 for impairment expense, offset by a minority interest of $258,587.

Liquidity and Capital Resources

Cash used in operating activities was $4,139 for the fiscal year ended April 30, 2009, and $1,129,059 for the fiscal year ended April 30, 2008. In the fiscal year ended April 30, 2009 cash used in operations was principally our net loss less our non-cash compensation expense of $1,543,625 and cash provided by trading securities of $1,065,981. For the fiscal year ended April 30, 2008 cash used in operations was principally from our net loss less non-cash compensation expense of $2,360,000.

Cash flows used in investing activities were $26,925 for the fiscal year ended April 30, 2009, and $169,458 cash flow used in investing activities for fiscal year ended April 30, 2008.

Cash flows from financing activities were $500,000 for the fiscal year ended April 30, 2009, and $1,250,569 for the fiscal year ended April 30, 2008. For the fiscal years ended April 30, 2008 and 2007, cash from financing was principally from the private placements of our stock.

In May, 2008 the Company completed the private placement of 1,000,000 units at $.50 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share. The offering began during the fourth quarter of the fiscal year ended April 30, 2008 and was completed during the first quarter of the  fiscal year ended April 30, 2009. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.  As a result of sales during the first quarter, the Company received proceeds of $500,000 from the private placement.

In April 2008, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 1,000,000 units at $.50 per unit to six (6) investors, each unit consisting of one (1) share of restricted common stock and one (1) warrant for one (1) share of restricted common stock exercisable at $.75 per share.

In October 2007, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 500,000 restricted shares of common stock to one (1) investor at a price of $1.00 per share.

We issued the foregoing shares of common stock as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. Shares sold pursuant to Regulation S were sold to non U.S. persons outside the United States of America. Shares sold pursuant to section 4(2) of the Securities Act of 1933 were sold to persons who receive the same information that can be found in a Form SB-2 registration statement and were deemed sophisticated investors in that they understood our business and were able to read and understand financial statements. Following the above sales, the Company’s common stock increased to 32,041,000 shares issued and outstanding.

Critical Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

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

Recent Accounting Pronouncements

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

       In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, the Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. We are currently assessing the potential impact, if any, on our financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets”, the Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. We are currently assessing the potential impact, if any, on our financial statements.

        In May 2009, the FASB issued SFAS 165, “ Subsequent Events” the objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We do not anticipate the adoption of SFAS 165 will have a significant impact on our financial condition or results of operations.

        In July 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles-A Replacement of FASB Statement No. 162”. The objective of SFAS 168 is to replace SFAS 162 and to establish the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We do not anticipate the adoption of SFAS 168 will have a significant impact on our financial statements.

Off Balance Sheet Arrangements.

We have no off balance sheet arrangements, other than minor operating lease agreements.

ITEM 8.                  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Big Cat Energy Corporation

We have audited the accompanying balance sheet of Big Cat Energy Corporation (a development stage company) as of April 30, 2009, and the related statement of operations, shareholders’ equity, and cash flows for the year then ended and the cumulative period from June 19, 1997 (inception) to April 30, 2009. We did not audit the cumulative period from June 19, 1997 (inception) to April 30, 2008.  Those amounts were audited by other auditors, whose report dated July 28, 2008, has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from June 19, 1997 (inception) to April 30, 2008, is based solely on the report of the other auditors.  Big Cat Energy Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Energy Corporation as of April 30, 2009, and the results of its operations and its cash flows for each of the year then ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows, and shareholders’ equity of the amounts as presented for the year ending April 30, 2009 with the amounts for the corresponding statements for the period from June 19, 1997 (inception) through April 30, 2008. In our opinion the amounts have been properly combined for the period from June 19, 1997 (inception) through April 30, 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited revenue and has incurred substantial losses from operations and is in the development stage.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

EIDE BAILLY LLP
Eide Bailly LLP
Greenwood Village. Colorado
July 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Cat Energy Corporation
Gillette, Wyoming

We have audited the balance sheet of Big Cat Energy Corporation as of April 30, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Energy Corporation as of April 30, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

HEIN & ASSOCIATES LLP
HEIN & ASSOCIATES LLP
Denver, Colorado
July 28, 2008

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	April 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$117,245	$4,796
Certificates of deposit	356,487	--
Trading securities	--	1,065,981
Accounts receivable-other	4,547	3,000
Prepaid expenses and other current assets	20,840	23,597
Total current assets	499,119	1,097,374

Property, Plant and Equipment, at cost
Equipment held for sale	21,124	21,124
Equipment installed	6,538	6,538
Furniture and equipment, net of accumulated depreciation	12,636	8,745
Total	40,298	36,407

Intangible Assets, net	74,157	62,141

Total Assets	$ 613,574	$1,195,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$35,274	$2,067
Deferred revenue	55,000	50,000
Total current liabilities	90,274	52,067

Stockholders’ Equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 32,041,000 shares and 31,041,000 issued and outstanding, respectively	3,204	3,104
Additional paid-in capital	10,479,516	8,435,991
Deficit incurred during the development stage	(9,959,420)	(7,295,240)
Total stockholders’ equity	523,300	1,143,855

Total Liabilities and Shareholders’ Equity	$613,574	$1,195,922

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008 AND
FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2009

	For the Year Ended April 30, 2009	For the Year Ended April 30, 2008	Cumulative from Inception (June 19, 1997) to April 30, 2009

Lease revenues	$80,500	$ 40,000	$120,500

Expenses:
Personnel cost	2,133,219	3,078,692	7,631,631
Professional fees	177,210	179,067	611,697
Research and development	12,019	--	12,019
Selling expense	316,686	139,058	455,744
Depreciation and amortization	11,018	2,012	13,580
Other operating supplies	(1,118)	2,490	1,372
Other general and administrative	127,282	114,508	519,046

Operating Loss	(2,695,816)	(3,475,827)	(9,124,589)

Other Income (Expense):
Interest income	31,636	47,714	115,350
Loss on valuation of Sterling private placement	--	(433,000)	(433,000)
	31,636	(385,286)	(317,650)

Loss Before Discontinued Operations	(2,664,180)	(3,861,113)	(9,442,239)
Loss on Discontinued Operations of Sterling Oil and Gas (net of minority interest of $258,587)	--	(517,181)	(517,181)

Net Loss	$(2,664,180)	$(4,378,294)	$(9,959,420)

Net loss per share before discontinued operations	$(.08)	$ (.13)
Net loss per share – discontinued operations	--	$ (.02)
Net loss per share	$(.08)	$ (.15)
Weighed average number of common shares outstanding – basic and diluted	32,038,260	30,071,055

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2009

	Common Stock		Additional Paid-in Capital	Deficit Incurred During Development Stage	Total
	Shares	Par value $.0001

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$ 50	$ –	$ –	$ 50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750		25,000
Common stock issued in exchange for assets (Note 6)	12,450,000	1,245	22,745		23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	(844,050)
Stock-based compensation	–	–	2,360,000	–	2,360,000
Net loss	–	–	–	(4,378,294)	(4,378,294)
Balance, April 30, 2008	31,041,000	$3,104	$8,435,991	$(7,295,240)	$1,143,855
Sale of units (May 2009) at $0.50 per unit	1,000,000	100	499,900	--	500,000
Stock based compensation	--	--	1,543,625	--	1,543,625
Net loss	--	--	--	(2,664,180)	(2,664,180)
Balance, April 30, 2009	32,041,000	$ 3,204	$10,479,516	$(9,959,420)	$ 523,300

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2009

	2009	2008	Cumulative from Inception (June 19, 1997) to April 30, 2009
Cash Flows from Operating Activities:
Net loss	$(2,664,180)	$(4,378,294)	$(9,959,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	11,018	2,012	13,580
Stock based compensation	1,543,625	2,360,000	5,743,625
Contributed services and other	--	–	10,425
Cash flow from discontinued operations	--	833,369	833,369
Changes in operating assets and liabilities:
Accounts receivable-other	(1,431)	(3,000)	(4,431)
Trading securities	1,065,981	37,401	--
Prepaid and other	2,641	(22,843)	(20,956)
Deferred revenue	5,000	50,000	55,000
Payables and accrued liabilities	33,207	(7,704)	35,274
Net cash (used in) operating activities	(4,139)	(1,129,059)	(3,293,534)
Cash Flows from Investing Activities:
Purchase of unproved oil and gas properties	--	--	(1,794,231)
Purchase of equipment	(6,639)	(1,059)	(17,946)
Purchases of equipment held for sale	--	(20,728)	(27,662)
Intangible assets	(20,286)	(13,914)	(58,438)
Cash flow used in discontinued operations	--	(133,757)	(133,757)
Net cash provided by (used in) investing activities	(26,925)	(169,458)	(2,032,034)
Cash Flows from Financing Activities:
Proceeds from sale of common stock	500,000	1,000,000	5,547,901
Cash paid for offering costs	--	–	(21,752)
Proceeds from related party advances	--	–	51,618
Repayment of related party advances	--	–	(29,036)
Cash flow provided by discontinued operations	--	250,569	250,569
Net cash provided by financing activities	500,000	1,250,569	5,799,300
Net Increase (Decrease) in Cash and Cash Equivalents	468,936	(47,948)	473,732
Cash and Equivalents, at beginning of period	4,796	52,744	–
Cash and Equivalents, at end of period	$473,372	$4,796	$473,732
Non-Cash Transaction:
Spin off of Sterling subsidiary	$ --	$1,794,231	$1,794,231
Forgiveness of debt by related party, accounted for as capital contributed	$ --	$ –	$22,582
Stock issued to related party for ARID technology	$ --	$ –	$23,990

See accompanying notes to financial statement.

1.	Organization and Nature of Operations:

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

For the year ended April 30, 2008, the Company reclassified as discontinued operations the operating losses of Sterling, which totaled $517,181 for the year ended April 30, 2008. Discontinued operations reflects the Sterling loss from May 1, 2007 through March 31, 2008 of $775,768, which includes a non cash charge of $571,000 for impairment expense related to unevaluated properties initially purchased by the Company and contributed to Sterling, offset by a minority interest of $258,587.

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has been in the development stage since inception and has yet to enter revenue-producing operations to date.  Activities since inception have primarily involved organization and development of the Company and more recently, its ARID initiative.

2.	Liquidity:

Going Concern – As of April 30, 2009, the Company had working capital of $408,845 and stockholders’ equity of $523,300.  We have realized minimal revenues and have incurred significant losses from operations and used significant cash flow to fund operations for the fiscal years presented. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors.  This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year.  The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern

Big Cat’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. The Company can offer no assurance of success in our efforts to raise additional proceeds or achieve profitable operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

3.	Summary of Significant Accounting Policies:

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates andassumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less. The Company has excluded unsecured commercial paper from the definition of cash equivalents.

Short-Term Investments – The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which has classified as trading securities. These securities are stated at fair value based on interest rates that approximate market rates and the short term maturity of the notes.  The income earned on these investments is included in interest income in the accompanying financial statements.

Intangible Assets – The Company capitalized the costs to patent the ARID process and ARID trademark. These costs are being amortized over the life, seventeen (17) years, of the patent on a straight line basis.

Concentrations of Credit Risk – The Company’s cash equivalents,, accounts receivable and short-term investments are exposed to concentrations of credit risk.  The Company manages and controls this risk by investing the cash equivalents and short term investments with major financial institutions.

Management reviews accounts receivable on a regular basis to determine if any receivable will potentially be uncollectable. All receivables are considered collectable at April 30, 2009 and 2008.

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

Concentration of Customer Base-The Company has a single customer for both years ended April 30, 2009 and 2008

Income Taxes – Income taxes are accounted for by recognizing deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets, liabilities and carryforwards. Deferred tax assets are recognized for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefit which, more likely than not, are not expected to be realized

On April 1, 2008 we adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We have identified no significant uncertain tax positions as of April 30, 2009. The cumulative effect of adopting FIN 48 has resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of April 30, 2009.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value.

Fair Value Measurements are determined by the Company’s adoption of Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurement” (SFAS No. 157) as of May 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

    Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or    indirectly.
Level 3- Unobservable inputs based on the Company’s assumptions,

SFAS 157 requires the use of observable market data if such data is available without undue cost and effect.

The following table provides information regarding the source of data used by the Company to develop fair value measurements:

	Fair Value Measurements at Reporting Date Using
	April 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description Certificates of deposit	$356,487	$0	$356,487	$0
Total	$356,487	$0	$356,487	$0

Stock-Based Compensation – The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS No. 123 revised), Accounting for Share-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the year ended April 30, 2009, totaling $1,543,625, As of April 30, 2008, the Company recorded expense of stock-based compensation during the year ended April 30, 2008, totaling $2,360,000.

Research and Development Expenditures – Costs related to the research, design, and development of products are charged to research and development expenses as incurred.  The Company incurred $12,019 of research and development costs for the year ended April 30, 2009, compared to research and development expenses of $0 for the year ended April 30, 2008.

Net Loss Per Share – Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied.  Diluted net income  per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of preferred stock or convertible debt (using the “if converted” method) and shares issuable upon the exercise of stock options and warrants (using the “treasury stock” method).  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

As of April 30, 2009 the Company had 32,041,000 shares of common stock outstanding and options to purchase 3,160,000 shares issued that would be potentially dilutive. At April 30, 2008, the Company had 31,041,000 shares of common stock outstanding.  The Company has options to purchase 2,000,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti dilutive.

Other Comprehensive Income – The Company does not have any items of other comprehensive income for the years ended April 30, 2008 and 2007.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Revenue Recognition-The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the company records deferred revenue as an, Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At April 30, 2009 the Company recorded $55,000 as Other Current Liabilities for deferred revenue compared to $50,000 at April 30, 2008, The Company has recorded $0 for Long Term Obligations in both years.

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

        In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, the Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. We are currently assessing the potential impact, if any, on our financial statements.

        In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets”, the Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. We are currently assessing the potential impact, if any, on our financial statements.

    In May 2009, the FASB issued SFAS 165, “ Subsequent Events” the objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We do not anticipate the adoption of SFAS 165 will have a significant impact on our financial condition or results of operations.

    In July 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles-A Replacement of FASB Statement No. 162”. The objective of SFAS 168 is to replace SFAS 162 and to establish the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We do not anticipate the adoption of SFAS 168 will have a significant impact on our financial statements.

4.	Related Parties Transactions:

From April 2007 through December 2007 and August 2008 through April 2009, the officers of the company provided management services to its affiliated company, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services.

5.	Shareholders’ Equity:

Private Offerings –

In May 2008, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 1,000,000 units at $.50 per unit to thirteen (13) investors, each unit consisting of one (1) share of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock exercisable at $.75 per share.

In April 2008, we completed a private placement of securities and raised gross proceeds of $500,000. We sold a total of 1,000,000 units at $.50 per unit to six (6) investors, each unit consisting of one (1) share of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock exercisable at $.75 per share.

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants is included in the equity section and not separately recorded from the common shares issued.

6.	Stock Option Plan:

The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan.  During Fiscal Year 2008, the Company granted options to purchase 1,860,000 shares to directors, officers, and key employees of the Company.  Of the 1,860,000 options granted, 255,000 options were granted with an exercise price at $.50 per share, which was below market value of the date of grant.  The remaining options were granted with an exercise price at the market price on the date of grant, April 30, 2008. The options granted in Fiscal Year 2008 vested immediately (10,000 options) or through April 30, 2009.  250,000 options were forfeited during the year ended April 30, 2008. During Fiscal 2009 the Board of Directors granted options to purchase 1,665,000 shares to directors, officers and key employees and consultants of the Company, effective December 31, 2008. The exercise price of the options was $0.12, the closing price of Company shares on December 31, 2008. The options grant on December 31, 2008 become exercisable on December 31, 2009 and expire on December 31, 2014.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date.  The fair values of options granted and vested were calculated using the following weighted-average assumptions:

	Year ended April 30, 2009	Year ended April 30, 2008
Expected dividend yield	–	–
Expected price volatility	125%	140%-193%
Risk free interest rate	1.55%	3.03%-4.22%
Expected term of options (in years)	6 years	5 years

A summary of option activity under the Plan and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding – May 1, 2006	–	$ –	–	$ –
Granted during period	1,550,000.50		–	–
Exercised during period	–	–	–	–
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –April 30, 2007	1,550,000.50		5	$ 3,934,172
Granted during period	1,860,000.62
Exercised during period
Forfeited during period	(250,000)	.50
Expired during period	–	–	–	–
Options outstanding –April 30, 2008	3,160,000.56		4.54	$ 5,214,990
Granted during period	1,665,000.12		5.00	172,150
Exercised during period	–	–	–	--
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –April 30, 2009	4,825,000.42		5.00	$ 5,387,140

Exercisable at April 30, 2009	3,681,667	$ 1.34	5.67	$ 4,667,136

The weighted average grant date intrinsic value of options granted during the years ended April 30, 2009 and 2008 was $0.12 and $0.62 per share respectively.  The weighted average remaining contractual term is five years for all options outstanding.

As of April 30, 2009, and 2008 the options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through December 31, 2014.  Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the options as if they vest over a two-year period.   There have been no options exercised under the terms of the Plan.

7.	Income Taxes:

The Company has not filed its federal income tax returns for 1997 through 2002.  Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities.  However, no deferred tax benefit will be recorded as a result of a full valuation allowance.

                Deferred tax assets (liabilities) are comprised of the following:

	April 30
	2009	2008

Deferred tax assets:
Stock-based compensation	$2,010,000	$1,470,000
Net operating loss and credit carryforwards	1,184,000	1,080,000
Total deferred tax assets	3,194,000	2,550,000
Valuation allowance	(3,194,000)	(2,550,000)

	$ –	$ –

A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

	April 30
	2009	2008

Expected benefit at federal statutory rate	(35%)	(35%)
State taxes net of federal benefit	--	(--)
Permanent differences	--	.02%
Change in rate	--	(1.69%)
Other-true up rate	10.83%	--
Change in valuation allowance	24.17%	36.67%

	–	–

The Federal net operating loss (NOL) carryforward of approximately $3,382,000 as of April 30, 2009 expires on various dates through 2029.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

8.   Subsequent Event:

Effective July 27, 2009, the Company approved the sale to Michael Schaefer of 10,000,000 units of the Company’s securities for $.05 per unit, each unit consisting of one share of restricted common stock and one warrant to purchase a half share of restricted common stock exercisable for $.075 per warrant.   Mr. Schaefer is a principal shareholder of the Company (See “Securities Ownership of Certain Beneficial Owners and Management”).   Following the purchase, the Company expects that Mr. Schaefer will own a total of 12,000,000 shares or approximately 28.5% of the issued and outstanding stock of the Company.   Upon exercise of his warrants to purchase an additional 5,000,000 shares, Mr. Schaefer would own a total of 17,000,000 shares or approximately 36.1% of the total issued and outstanding stock of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with changes in accountants, there have been no reportable disagreements or reportable events.

ITEM 9A(T).          CONTROLS AND PROCEDURES.

Based on an evaluation required by paragraph (b) of  §240.13a–15 of the effectiveness of the registrant's disclosure controls and procedures (as defined in §240.13a–15(e)), the Company’s principal executive officer and principal financial officer concluded that, as of April 30, 2009, its disclosure controls and procedures are effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The framework used by management to evaluate the effectiveness of the registrant's internal control over financial reporting as required by paragraph (c) of §240.13a–15 is the COSO Internal Control – Integrated Framework.  Based on management’s assessment, management concluded that the Company internal control over financial reporting is effective as of April 30, 2009.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2009.

ITEM 9B.               OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of our directors and officers is set forth below:

Name	Age	Position Held

Timothy G. Barritt	59	President, Principal Executive Officer, and Director
Richard G. Stockdale	65	Vice President and Director
Raymond P. Murphy	50	Chief Operations Officer and Director
Richard G. Stifel	62	Secretary, Treasurer & Principal Financial Officer

Our directors serve until our next annual meeting of the stockholders and until a successor is elected and qualified or until he or she resigns if earlier. Each Director has served since his appointment in 2006.  The Board of Directors appoints the officers and their terms of office are at the discretion of the Board of Directors.

Timothy G. Barritt - President, Principal Executive Officer, and Director.  Mr. Barritt has served as a director, president and principal executive officer of Big Cat from January 20, 2006 to the present.   Since 1996 Mr. Barritt has also owned and operated TYVO, LLC which operates three portable drilling rigs in the coal bed methane industry as well as in the water industry. Since July 2005, Mr. Barritt has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation.   Mr. Barritt is also a director of Sterling Oil & Gas Company, a publicly held company which files reports under the Securities Exchange Act of 1934.

Richard G. Stockdale – Vice President, and Director.  Mr. Stockdale has been a member of the board of directors and vice president of the Company since 2006. Since November 2002, Mr. Stockdale has owned and operated Stockdale Consulting, LLC, which is engaged in the business of hydro-geologic investigations, water well design, drilling supervision, well development techniques, pump testing, water analysis, compilation of data, and publishing reports. From January 2001 to March 2003, Mr. Stockdale was the Deputy Wyoming State Engineer. Since July, 2005, Mr. Stockdale has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation.    Mr. Stockdale is also a director of Sterling Oil & Gas Company, a publicly held company which files reports under the Securities Exchange Act of 1934.

Raymond P. Murphy – Chief Operations Officer, and Director.  Mr. Murphy has been a member of the board of directors and chief operations officer of the Company since 2006. Since January 2003, Mr. Murphy has been an independent consulting oil and gas geologist in Phoenix Arizona. Since July 2005, Mr. Murphy has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation. From December 1999 to November 2002, Mr. Murphy was a regulatory specialist/geo-hydrologist for Williams Production RMT Company, Gillette, Wyoming, responsible for permitting, reporting and compliance of byproduct water from coal bed methane operations. Mr. Murphy is also a director of Sterling Oil & Gas Company, a publicly held company which files reports under the Securities Exchange Act of 1934.  Mr. Murphy holds a Bachelor of Science degree in geology and biology from Chadron State College, Chardon, Nebraska.

Richard G. Stifel – Principal Financial Officer and Secretary.  Mr. Stifel was appointed as Chief Financial officer of the Company in October, 2007.  From February 2007 until September 2007, he was President and CFO of RGS Resources, LLC of Denver, Colorado.  He was also President of RGS from June, 2001 until December 2004.  From January 2005 until February 2007, he was the Market Leader and consultant for the Siegfried Group of Wilmington, Delaware.  From April 1995 until June 2001, he was CFO for MSI Technologies of Denver, Colorado.  From December 1990 until April 1995, he was CFO and Secretary of Horizon Resources Corp., a publicly held company of Golden, Colorado.  From June 1988 until December 1990, he was the Western Region Finance Officer for the Alert Centre, Denver, Colorado.  He obtained his BSBA from Colorado State University in 1969.

Charles W. Peck and George L. Hampton III resigned as Directors of Big Cat effective July 13, 2009 and July 9, 2009 respectively.

Change in Control.   Effective July 27, 2009, the Company approved the sale to Michael Schaefer of 10,000,000 units of the Company’s securities for $.05 per unit, each unit consisting of one share of restricted common stock and one warrant to purchase a half share of restricted common stock exercisable for $.075 per warrant.   Mr. Schaefer is a principal shareholder of the Company (See “Securities Ownership of Certain Beneficial Owners and Management”).   Following the purchase, the Company expects that Mr. Schaefer will own a total of 12,000,000 shares or approximately 28.5% of the issued and outstanding stock of the Company.   Upon exercise of his warrants to purchase an additional 5,000,000 shares, Mr. Schaefer would own a total of 17,000,000 shares or approximately 36.1% of the total issued and outstanding stock of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance.   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended April 30, 2009, and thereafter, all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were timely met.

Code of Ethics.   The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics will be furnished upon request without charge.

Board of Director’s Meetings and Attendance at Shareholder Meetings

          The Company does not have nominating, compensation or audit committees of the Board. The full board conducts the function of an audit committee.  There were 5 meetings of the Board of Directors held during the last fiscal year.    All members of the board were in attendance at the meetings.  The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, may on occasion preclude attendance at shareholder meetings.

Audit Committee and Charter

         The Company's board of directors does not have an "audit  committee financial expert," serving on its audit committee or a charter within  the meaning of such phrases under applicable regulations of the Securities and Exchange Commission,    However, the board of directors believes that all members of its board are financially literate and experienced in business matters, and that one or more members of the board are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting;  and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there is not any board member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant.  The board believes that its current board is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Nominating Committee

    The full board of directors of the Company functions as a nominating committee to select potential
directors of the Company.   The board has not specifically designated a separate nominating committee because all members of the board of directors desire to be involved in the selection of any new director.  The board does not have a specific charter to govern its actions as a nominating committee.   The board’s unwritten policy for consideration of potential members of the board nominated by shareholders is to seriously consider any potential board member that has personal relationships and/or expertise that might be beneficial to the Company’s business. The Company has in the past and expects to continue in the future to be interested in discussions with persons interested in the Company’s business and able to make a significant contribution to the success of the Company.

    Shareholders that desire to introduce persons to the Company’s board of directors should contact Timothy Barritt, Principal Executive Officer and Director with any suggestions or recommendations for director.   He may be reached through the Company’s office telephone 307-468-9369 during regular business hours.   A copy of the resume of any candidates should be submitted with the inquiry.   At the present time, the Company is not actively searching for additional members of the board, however members of the board are interested in meeting qualified persons.   Qualified persons normally would be persons that have professional or technical experience in the oil and gas industry.   The Company is especially interested in persons with fund raising contacts or technology development contacts.   Generally, shareholder nominees would be evaluated in the same manner as any other nominee.  The current directors were each originally selected as directors in 2006 at the time of a change in the business direction of the Company.

    The Board of Directors adopted an amendment to the Bylaws of the Company on July 27, 2009.   The amendment restated Article II, Section 3 of the Bylaws to allow additional time for regulatory review of proxy or information statement materials in the event of a special shareholders meeting.   The amendment also specifies that only the Board of Directors, the Chair of the Board or the President may call a special shareholders’ meeting.    Prior to the amendment, the Bylaws had also permitted a vice president or the holders of 10% of the shares of the Company to request a special meeting and did not allow sufficient time for review of proxy or information statement material in the event of a special meeting.  The amendment also permits the Company to adopt an amended and restated set of Bylaws incorporating the foregoing changes into one integrated document.

ITEM 11.                EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. Our fiscal year end is April 30. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen-	Stock	Underlying	LTIP	All Other
Name and Principal	Fiscal	Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens-
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($) [10]
Timothy Barritt	2009	125,000	0	0	0	300,000 [11]	0	15,596
President & CEO	2008	125,000	0	0	0	300,000 [6]	0	1,733
	2007	88,333	0	0	0	300,000 [1]	0	0

Raymond Murphy	2009	125,000	0	0	0	300,000 [12]	0	10,873
COO	2008	125,000	0	0	0	300,000 [7]	0	1,170
	2007	88,333	0	0	0	300,000 [2]	0	0

Richard Stockdale	2009	125,000	0	0	0	300,000 [13]	0	2,290
Vice President	2008	125,000	0	0	0	300,000 [8]	0	470
	2007	88,333	0	0	0	300,000 [3]	0	0

Richard G. Stifel	2009	125,000	0	0	0	250,000 [14]	0	18,649
CFO & Secretary	2008	62,500	0	0	0	250,000 [9]	0	1,957
	2007	0				250,000 [5]

Robert Goodale,	2008	62,500	0	0	0		0	0
Former CFO & Secretary	2007	70,625	0	0	0	250,000 [4]	0	0

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

[3]           We granted to Mr. Stockdale stock options to purchase 300,000 shares of our common stock on April 27, 2007 as compensation for services as a Vice President and director. These options are exercisable at a price of $0.50 per share until April 27, 2012.

[4]           We granted to Mr. Goodale stock options to purchase 250,000 shares of our common stock on April 27, 2007 as compensation for services as our chief financial officer and Secretary. Mr. Goodale resigned effective September 30, 2007 and his stock options were cancelled effective that date.

[5]           We granted Mr. Stifel stock options to purchase 250,000 shares of our common stock on September 27, 2008 as part of his compensation package for becoming our chief financial officer and Secretary. These options are exercisable at a price of $0.50 per share until April 27, 2012.

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

[9]           We granted to Mr. Stifel stock options to purchase 250,000 shares of our common stock on April 30, 2008 as compensation for services as our chief financial officer and secretary. These options are exercisable at a price of $0.62 per share until April 30, 2013.

[10]         The company pays for the officer’s health insurance, disability insurance, dental insurance and life insurance as part of their compensation package.

[11]         We granted to Mr. Barritt stock options to purchase 300,000 shares of our common stock on December 31, 2008 as compensation for services as our president, chief executive officer, and director. These options are exercisable at a price of $0.12 per share until December 31, 2014.

[12]         We granted to Mr. Murphy stock options to purchase 300,000 shares of our common stock on December 31, 2008 as for services as our chief operating officer and director. These options are exercisable at a price of $0.12 per share until December 31, 2014.

[13]         We granted to Mr. Stockdale stock options to purchase 300,000 shares of our common stock on December 31, 2008 as compensation for services as our vice president and director. These options are exercisable at a price of $0.12 per share until December 31, 2014.

[14]         We granted to Mr. Stifel stock options to purchase 250,000 shares of our common stock on December 31, 2008 as compensation for services as our chief financial officer and secretary. These options are exercisable at a price of $0.12 per share until December 31, 2014.

Compensation Committee and Interlocks and Insider Participation

The full board of directors of the Company functions as a compensation committee.  A majority of the board of directors are also employees and executive officers of the Company.   The board has not specifically designated a separate compensation committee due to the relatively small size of the Company.   The board does not have a specific charter to govern its actions as a compensation committee.

Option/SAR Grants in the Last Fiscal Year

Name and Principal Position	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year [1]	Exercise Price ($/Share	Expiration Date
Timothy Barritt President & Director	300,000 [2]	19.36%	$0.12	December 31, 2014
Raymond Murphy COO & Director	300,000 [3]	19.36%	$0.12	December 31, 2014
Richard Stockdale Vice President & Director	300,000 [4]	19.35%	$0.12	December 31, 2014
Richard Stifel CFO and Secretary	250,000 [5]	16.13%	$0.12	December 31, 2014

[1]           The total number of options outstanding at April 30, 2009 was 4,825,000 which is arrived at by calculating the total number of new options awarded to officers and directors during the fiscal year ended April 30, 2009.

[2]           Mr. Barritt was granted options to purchase 300,000 shares of our common stock as compensation for services as our president, chief executive officer, and director in 2009. None of these options have been exercised.

[3]           Mr. Murphy was granted options to purchase 300,000 shares of our common stock as compensation for services as our chief operating officer, and director in 2009. None of these options have been exercised.

[4]           Mr. Stockdale was granted options to purchase 300,000 shares of our common stock as compensation for services as our vice president, and director in 2009. None of these options have been exercised.

[5]           Mr. Stifel was granted options to purchase 250,000 shares of our common stock as compensation for services as our secretary and chief financial officer in 2009. None of these options have been exercised.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
(a)	(b)	(c)	(d)	(e)
Timothy Barritt			600,000 [1]	759,000 [1]
Chief Executive Officer			300,000 [2]	3,000 [2]

Richard Stifel			500,000 [1]	152,500 [1]
Chief Financial Officer			250,000[2]	2,500 [2]

Raymond Murphy			600,000 [1]	759,000 [1]
Chief Operations Officer			300,000 [2]	3,000 [2]

Richard Stockdale			600,000 [1]	759,000 [1]
Vice-President			300,000 [2]	3,000 [2]

[1]           Exercisable options
[2]           Unexercisable options

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy Barritt Principal Executive Officer	300,000 300,000 --	-- -- 300,000		0.50 0.62 0.12	4/27/2012 4/30/2013 12/31/2014

Richard Stifel Principal Financial Officer	250,000 250,000 --	-- -- 250,000		0.50 0.62 0.12	4/27/2012 4/30/2013 12/31/2014

Raymond Murphy Chief Operations Officer	300,000 300,000 --	-- -- 300,000		0.50 0.62 0.12	4/27/2012 4/30/2013 12/31/2014

Richard Stockdale Vice-President	300,000 300,000 --	-- -- 300,000		0.50 0.62 0.12	4/27/2012 4/30/2013 12/31/2014

During the fiscal year ended April 30, 2009, no stock options were exercised by our executive officers or directors.    See narrative disclosure regarding the option plan under “Equity Compensation Plan Information 2007 Nonqualified Stock Option Plan” for additional information regarding the 2007 Nonqualified Stock Option Plan.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our directors, for their service as such, during the last completed fiscal year. Our fiscal year end is April 30. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Director Compensation Table
				Long Term Compensation
	Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
			Other
			Annual	Restricted	Securities
	Fees		Compen-	Stock	Underlying	LTIP	All Other
Name and Principal	Earned	Bonus	sation	Award(s)	Options /	Payouts	Compens
Position	($)	($)	($)	($)	SARs (#)	($)	ation ($)
Timothy Barritt	0	0	0	0	0	0	0
					0
Raymond Murphy	0	0	0	0		0	0

Richard Stockdale	0	0	0	0	0	0	0

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

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.

Name and Address of	Title of	Amount and Nature of	Percentage of
Beneficial Owner	Class	Beneficial Ownership [1]	Ownership [2]

Timothy Barritt	common stock	3,600,000 [3]	8.11%
201 W. Lakeway, Suite 1000
Gillette, WY 82718

Raymond Murphy	common stock	3,600,000 [4]	8.11%
201 W. Lakeway, Suite 1000
Gillette, WY 82718

Richard Stockdale	common stock	3,600,000 [5]	8.11%
201 W. Lakeway, Suite 1000
Gillette, WY 82718

Richard G. Stifel	Common stock	530,000 [6]	1.20%
201 W. Lakeway, Ste 1000
Gillette, WY 82718

All officers and directors as		11,220,000	25.30%
a group (4 Individuals)

Coalton Schaefer	Common stock	2,468,500	5.57%
3181 HWY 14-16 EAST
Clermont, WY 82835

Michael Schaefer	Common stock	12,000,000 [7]	27.06%
25 Burger Lane
Buffalo, WY 82834

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

[2]           Percentage based on 42,041,000 shares of common stock outstanding on July 29, 2009 plus additional shares for options above.

[3]           Includes 600,000 options currently exercisable.

[4]           Includes 600,000 options currently exercisable.

[5]           Includes 600,000 options currently exercisable.

[6]           Includes 500,000 options currently exercisable.

[7]           Michael Schaefer has warrants to purchase 5,000,000 shares at $0.15 that expire July 2012

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On May 1, 2007, Big Cat Energy Corporation formed a subsidiary, Sterling Oil & Gas Company “Sterling”).   Big Cat then transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, to Sterling in return for 10 million shares of Sterling restricted common stock.    Effective April 2, 2008, Big Cat Energy Corporation, the then 66.67% parent of Sterling spun off the 10,000,000 shares of Sterling it owned pro rata to its existing shareholders.   Pursuant to the spin-off, Messrs. Barritt, Stockdale and Murphy each received approximately 988,634 shares of Sterling common stock.

        From April 2007 through December 2007 and August 2008 through April 2009, the officers of the company provided management services to it then subsidiary, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services.

        On July 27, 2009 the Board of Directors approved deferral and accrual of certain salaries in order to reduce cash flow requirements of the Company.   As a result of the resolution, each of Messrs. Barritt (President and Director), Murphy (COO and Director) and Stifel (CFO) will defer $40,000 in salary per year ($3,333 per month) pursuant to a Deferred Salary Agreement and a Security Agreement.   Payment of the accruals and deferrals is secured by the patents and intellectual property of the Company and the ARID tool inventory.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$36,641.00	Hein & Associates LLP, Certified Public Accountants
2008	$55,585.00	Hein & Associates LLP, Certified Public Accountants

2009	$9,286.00	Eide Bailly, LLP, Certified Public Accountant
2008	$0.00	Eide Bailly LLP, Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0.00	Hein & Associates LLP, Certified Public Accountants
2008	$0.00	Hein & Associates LLP, Certified Public Accountants

2009	$0.00	Eide Bailly, LLP, Certified Public Accountant
2008	$0.00	Eide Bailly LLP, Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0.00	Hein & Associates LLP, Certified Public Accountants
2008	$0.00	Hein & Associates LLP, Certified Public Accountants

2009	$0.00	Eide Bailly, LLP, Certified Public Accountant
2008	$0.00	Eide Bailly LLP, Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0.00	Hein & Associates LLP, Certified Public Accountants
2008	$0.00	Hein & Associates LLP, Certified Public Accountants

2009	$0.00	Eide Bailly, LLP, Certified Public Accountant
2008	$0.00	Eide Bailly LLP, Certified Public Accountants

(5) Our board of director functioning as an audit committee pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS.

(1)  Financial Statements

The financial statements of Big Cat Energy Corporation and the independent registered public accounting firms report dated July 28, 2008 and July 15, 2009, are incorporated in Item 8 of this report.

(3) Exhibits Required by Item 601 of Regulation SK

The following exhibits are filed with this Form 10-K:

Exhibit No.	Document Description
3.3	Amendment Number One to Bylaws of the Company
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of July, 2009.

BIG CAT ENERGY CORPORATION

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	RICHARD STIFEL
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

TIMOTHY BARRITT	President, Principal Executive Officer,	July 28, 2009
Timothy Barritt	and a member of the Board of Directors

Chief Operations Officer, and
RAYMOND MURPHY	a member of the Board of Directors	July 28, 2009
Raymond Murphy

RICHARD STOCKDALE	Vice President, and a member of the	July 28, 2009
Richard G. Stockdale	Board of Directors