Form 10-Q
period 2009-07-31
BIG CAT ENERGY CORP
filed 2009-09-11
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49870

Big Cat Energy Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 W. Merino St.
PO Box 500
Upton, WY 82730
 (Address of principal executive offices)

(307) 468-9369
 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of Alarge accelerated filer,@ Aaccelerated filer,@ Anon-accelerated filer,@ and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,041,000 shares of common stock, $.0001 par value as of September 14, 2009

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of July 31, 2009(Unaudited) and April 30, 2009	3

		Condensed Statements of Operations for the three months ended July 31, 2009 and 2008, and for the cumulative period from June 19, 1997 (inception) through July 31, 2009(Unaudited)	4

		Condensed Statements of Cash Flows for the three months ended July 31, 2009 and 2008, and for the cumulative period from June 19, 1997 (inception) through July 31, 2009(Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the three months ended July 31, 2009 and the cumulative period from June 19, 1997 (inception) through July 31, 2009 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	ITEM 4T.	CONTROLS AND PROCEDURES	17

PART II.	OTHER INFORMATION		17

	ITEM 1.	Legal Proceedings	17

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	ITEM 3.	Default Upon Senior Securities	17

	ITEM 4.	Submission of Matters to a Vote of Security Holders	17

	ITEM 5.	Other Information	17

	ITEM 6.	EXHIBITS	17

	SIGNATURES		18

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	July 31, 2009 (unaudited)	April 30, 2009
Assets
Current assets:
Cash and cash equivalents	$641,164	$117,245
Certificates of deposit	51,302	356,487
Accounts receivable-other	3,070	4,547
Prepaid expenses and other current assets	22,248	20,840
Total current assets	717,784	499,119

Property, plant and equipment, at cost:
Equipment held for sale	21,124	21,124
Equipment installed	6,538	6,538
Furniture and equipment, net of accumulated depreciation	11,762	12,636
Total	39,424	40,298

Intangible assets, net	80,110	74,157

Total assets	$837,318	$613,574

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$38,157	$35,274
Deferred revenue	34,375	55,000
Total current liabilities	72,532	90,274

Long term liabilities-deferred salaries	6,250	--

Shareholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized,
42,041,000 and 32,041,000 shares issued and outstanding
at July 31, 2009 and April 30, 2009 respectively	4,204	3,204
Additional paid-in capital	11,010,553	10,479,516
Deficit accumulated during development stage	(10,256,221)	(9,959,420)

Total shareholders’ equity	758,536	523,300

Total liabilities and shareholders’ equity	$837,318	$613,574

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended July 31,		June 19, 1997 (Inception) Through July 31,
	2009	2008	2009
Lease revenues	$20,625	$22,500	$141,125

Costs and expenses:
Personnel costs	160,205	521,450	7,791,836
Professional fees	52,474	70,318	664,171
Research and development	--	--	12,019
Selling expense	69,251	81,066	524,995
Depreciation and amortization	1,948	554	15,528
Other operating supplies	1,378	60	2,750
Other general and administrative expenses	33,737	22,874	552,783

Operating Loss	(298,368)	(673,822)	(9,422,957)

Other Income (Expense)
Interest income	1,567	13,664	116,917
(Loss) on valuation from private placement	--	--	(433,000)
	1,567	13,664	(316,083)
Loss before discontinued operations	(296,801)	(660,158)	(9,739,040)

Discontinued operations			(517,181)

Net loss	$(296,801)	$(660,158)	$(10,256,221)

Net loss per share	$(0.01)	$(0.02)
Weighted average number of common shares outstanding-basic and diluted	32,367,087	32,030,130

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended July 31,		June 19, 1997 (Inception) Through July 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(296,801)	$(660,158)	$(10,256,221)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion, depreciation and amortization	1,948	554	15,528
Stock based compensation	32,037	372,000	5,775,662
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	--	833,369
Changes in operating assets and liabilities:
Accounts receivable	1,477	3,000	(3,070)
Trading securities	305,185	(226,128)	(51,302)
Prepaid and other	(1,408)	(4,016)	(22,248)
Payables	2,883	11,499	38,157
Deferred revenue	(20,625)	--	34,375
Long term liability-deferred salaries	6,250	--	6,250

Net cash provided by (used in)
operating activities	30,946	(503,249)	(3,619,075)

Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
Purchase inventory	--	--	(27,662)
Equipment purchases	--	(693)	(17,946)
Other assets	(7,027)	--	(65,465)
Cash used in discontinued operations	--	--	(133,757)
Net cash provided by (used in)
investing activities	(7,027)	(693)	(2,039,061)

Cash flows from financing activities:
Proceeds from related party advances	--	--	51,618
Repayment of related party advances	--	--	(29,036)
Proceeds from the sale of common stock	500,000	500,000	6,047,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	--	250,569
Net cash provided by
financing activities	500,000	500,000	6,299,300

Net Increase (Decrease) in cash and
cash equivalents	523,919	(3,942)	641,164

Cash and cash equivalents:
Beginning of period	117,245	4,796	--

End of period	$641,164	$854	$641,164

Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as Capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil & Gas	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Changes in Shareholder Equity
FOR THE THREE MONTHS ENDED JULY 31, 2009
THE CUMULATIVE PERIOD FROM JUNE 19, 1997 (INCEPTION)THROUGH JULY 31, 2009
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Incurred During Development Stage	Total
	Shares	Par value $.0001

Balance, at June 19, 1997 (inception)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$50	$–	$–	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750		25,000
Common stock issued in exchange for assets	12,450,000	1,245	22,745		23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	(844,050)
Stock-based compensation	–	–	2,360,000	–	2,360,000
Net loss	–	–	–	(4,378,294)	(4,378,294)
Balance, April 30, 2008	31,041,000	$3,104	$8,435,991	$(7,295,240)	$1,143,855
Sale of units (May 2008) at $0.50 per unit	1,000,000	100	499,900	--	500,000
Stock based compensation	--	--	1,543,625	--	1,543,625
Net loss	--	--	--	(2,664,180)	(2,664,180)
Balance, April 30, 2009	32,041,000	$3,204	$10,479,516	$(9,959,420)	$523,300
Sale of units (July 2009) at $0.05 per unit	10,000,000	1,000	499,000	--	500,000
Stock based compensation	--	--	32,037	--	32,037
Net loss	--	--	--	(296,801)	(296,801)
Balance, July 31, 2009	42,041,000	$4,204	$11,010,553	$(10,256,221)	$758,536

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Presentation, Organization and Nature of Operations

Presentation

The accompanying unaudited financial statements of Big Cat Energy Corporation (the “Company”) at July 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2009. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended July 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2009 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2009.

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 7. The Company has been in the development stage since inception and has yet to generate any significant revenue-producing operations. Activities since its inception have primarily involved its organization, development of the Company and more recently, its ARID initiative.

Note 2:  Liquidity

Going Concern

As of July 31, 2009, the Company had working capital of approximately $645,252 and stockholders’ equity of $758,536. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Short-Term Investments

   The Company previously purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which was classified as trading securities. These securities were stated at fair value based on interest rates that approximate market rates and the short term maturity of the notes. The Company has no holding of unsecured commercial paper at July 31, 2009  The income earned on these investments was included in interest income in the accompanying financial statements.

   The Company has certificates of deposit which are stated at fair value based on original cost plus earnings recorded on the stated interest rate of the certificate.

Intangible Assets

   The Company capitalized the costs to patent the ARID process and ARID trademark. These costs are being amortized over the life, twenty (20) years, of the patent on a straight line basis.

Concentrations of Credit Risk

The Company’s cash equivalents and short-term investments are exposed to concentrations of credit risk.  The Company manages and controls this risk by investing these funds with major financial institutions.

Concentration of Customer Base

The Company has a single customer for the three months ended July 31, 2009 and 2008.

Subsequent Events

The Company has evaluated subsequent events through September 14, 2009, the date which the financial statements were available to be issued.

Furniture and Equipment

   Furniture and equipment is stated at cost.  Depreciation is provided on office furniture, fixtures and equipment using the straight-line method over an estimated service life of three to seven years. Leased assets are not depreciated.

   The cost of normal maintenance and repairs is charged to operating expenses as incurred.  Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

Income Taxes

    Income taxes are accounted for by recognizing deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets, liabilities and carryforwards. Deferred tax assets are recognized for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefit which, more likely than not, are not expected to be realized.

On April 1, 2008 we adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We have identified no significant uncertain tax positions as of April 30, 2009 or at July 31, 2009. The cumulative effect of adopting FIN 48 has resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of April 30, 2009 or at July 31, 2009.

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
Level 3- Unobservable inputs based on the Company’s assumptions,

SFAS 157 requires the use of observable market data if such data is available without undue cost and effect.

The following table provides information regarding the source of data used by the Company to develop fair value measurements:

	Fair Value Measurements at Reporting Date Using
Description	April 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$51,302	$0	$51,302	$0
Total	$51,302	$0	$51,302	$0

Stock-Based Compensation

           The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123 (R) Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the three months ended July 31, 2009, totaling $32,037 compared to $372,000 for the three months ended July 31, 2008.

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

 As of July 31, 2009 the Company had 42,041,000 shares of common stock outstanding and options to purchase 10,525,000 shares issued that would be potentially dilutive. At July 31, 2008, the Company had 32,041,000 shares of common stock outstanding and options to purchase 5,160,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti dilutive.

Revenue Recognition

The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the company records deferred revenue Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At July 31, 2009, the Company has recorded $34,375 as Deferred Revenue and $0 for Long Term Obligations.

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

Note 4:   Shareholders’ Equity

Private Offerings

During the three months ended July 31, 2009 the Company completed a private placement of 10,000,000 units for $500,000 ($.05 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one half restricted share of its common stock, each warrant being exercisable for $.075. Warrants must be exercised on or before July 28, 2012.

During the three months ended July 31, 2008 the Company completed the private placement of 1,000,000 units for $500,000 ($.50 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share.

The above private offerings were made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. Following the sale in the three months ended July 31, 2009, the Company has 42,041,000 shares outstanding

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

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

      During the three months ended July 31, 2009, Directors Charles Peck and George Hampton III resigned from the Board. The stock options granted to the Directors, 600,000 each, were forfeited upon their resignation.

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

            The Company expects to recognize approximately $85,000 in stock compensation expense ratably through April 30, 2010.  There have been no options exercised under the terms of the Plan.

Note 6:   Income Tax.

      The Federal net operating loss (NOL) carryforward of approximately $3,645,000 as of July 31, 2009 expires on various dates through 2030.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.  We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements that reflect our current views with respect to future events and financial performance. All statements include in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

▪	our future financial position, including working capital and anticipated cash flow;

▪	the risks of the oil and gas industry, as they relate to demand for leasing the ARID tool;

▪	market demand;

▪	risks and uncertainties involving geology of oil and gas deposits;

▪	the uncertainty of estimates and projections relating to costs and expenses;

▪	health, safety and environmental risks;

▪	uncertainties as to the availability and cost of financing; and

▪	the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

Additional factors may exist that could adversely affect our business and financial performance as reported in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Effective July 1, 2009, we entered into a distribution agreement with Universal Well Site Solutions (“Universal”), whereby Universal became Big Cat’s exclusive distributor of the ARID tool and process in selected areas of the United States.

We are in the process of completing field tests of the ARID tool and process, and we are continuing to refine the ARID to improve the field use of the ARID tool and process. Currently, we have five ARID tools operating in CBM (coal bed method) gas well bores in the Powder River Basin of Wyoming and have leased another seven to be installed in the fall of 2009.

We are developing another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development is expected to allow operators of coal bed methane wells to produce multiple seams of coal from a single well bore. This multi-completion tool can be used in conjunction with the ARID. We have developed a smaller ARID tool, 5.5”, for use in smaller bore gas wells..

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

Results of Operations

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

We reported a net loss for the three months ended July 31, 2009 of $296,801 compared with a net loss of $660,158 during the three months ended July 31, 2008. The net loss for the three months ended July 31, 2009 included $32,037 attributable to non-cash consideration related to the issuance of stock options to management compared to $372,000 for the same period in 2008.

We recorded personnel costs of $160,205 during the three month period ended July 31, 2009, as compared to $521,450 during the same period in 2008. As noted above, we recorded a stock based compensation charge of $29,562 for the three month period ended July 31, 2008, compared with $358,500 for the same period in 2008.

We incurred professional fees of $52,474 during the three month period ended July 31, 2009, as compared to $70,318 during the same period 2008. Most of the professional fees relate to the cost of required for SEC filings.

      We incurred selling costs of $69,251 for the three months ended July 31, 2009, as compared to $81,066 for the same period in 2008.

Our other general and administrative costs were $33,737 during the three month period ended July 31, 2009, as compared to $22,874 during the same period in 2008. The major components of other general and administrative costs are insurance expenses in both years.

Liquidity and Capital Resources

As of July 31, 2009, we had working capital of approximately $645,252, and it is uncertain whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year.

Cash provided by operating activities was $30,946 for the three months ended July 31, 2009, compared to cash used in operating activities of $503,249 for the three months ended July 31, 2008. In the three month period ended July 31, 2009 cash provided by operations was principally attributed to our net loss offset by our non-cash compensation expense of $32,037 and cash from trading securities $305,185. For the three months ended July 31, 2008 cash used in operations was principally from our net loss offset by non-cash compensation expense of $372,000.

Cash flows used in investing activities were $7,027 for the three months ended July 31, 2009, and $693 for the three months ended July 31, 2008. Both amounts are nominal.

Cash flows from financing activities were $500,000 for the three months ended July 31, 2009, and $500,000 for the three months ended July 31, 2008. For the three months ended July 31, 2009 and 2008, cash from financing was principally from the private placement of our stock.

During the three months ended July 31, 2009 the Company completed a private placement of 10,000,000 units for $500,000 ($.05 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one half restricted share of its common stock each exercisable for $.075. Following this sale the Company’s outstanding common stock increased to 42,041,000 shares.

During the three months ended July 31, 2008 the Company completed the private placement of 1,000,000 units for $500,000 ($.50 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock each exercisable at $.75 per share.

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

The above private offerings were made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

Financial Instruments and Other Information

As of July 31, 2009 we had cash and cash equivalents accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Equity Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Accounting for Stock Based Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair value. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees. “ In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2009 and April 30, 2009, there were no off –balance sheet arrangements.

ITEM 4T.        CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2009.     Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of July 31, 2009 the Company’s disclosure controls and procedures are effective.

      There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings None

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds   The Company completed an offering of units during the quarter ended July 31, 2009 in which private investors purchased an aggregate of 10,000,000 units in the Company.  Securities issued pursuant to the offering are restricted securities and were issued pursuant to section 4(2) and/or Regulation D of the Securities Act of 1933.  The proceeds of $500,000 will be used for working capital requirements of the Company

ITEM 3.     Default Upon Senior Securities None

ITEM 4.     Submission of Matters to a Vote of Security Holders None

ITEM 5.     Other Information
.

ITEM 6.           EXHIBITS.

Exhibits	Document Description
4.1	Form of Warrant issued in the offering concluded July 31, 2009
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of September, 2009.

BIG CAT ENERGY CORPORATION

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	RICHARD G. STIFEL
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer