Form 10-Q
period 2009-10-31
BIG CAT ENERGY CORP
filed 2009-12-11
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  October 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 For the transition period from to
          Commission file number: 000-49870

Big Cat Energy Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	61-1500382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 W. Merino St
PO Box 500
Upton WY 82730
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

Large accelerated filer		Accelerated filer

Non-accelerated filer	[X]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,041,000 shares of common stock, $.0001 par value as of December 15, 2009

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of October 31, 2009 (Unaudited) and April 30, 2009	3

		Condensed Statements of Operations for the three months ended October 31, 2009 and 2008, for the six months ended October 31, 2009 and 2008 and for the cumulative period from June 19, 1997 (inception) through October 31, 2009 (Unaudited)	4

		Condensed Statements of Cash Flows for the six months ended October 31, 2009 and 2008, and for the cumulative period from June 19, 1997 (inception) through October 31, 2009 (Unaudited)	7

		Condensed Statement of Shareholders’ Equity for the six months ended October 31, 2009 and the cumulative period from June 19, 1997 (inception) to October 31, 2009 (Unaudited)

		Notes to Unaudited Condensed Financial Statements	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	ITEM 4T.	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION		18

	ITEM 1.	Legal Proceedings	18

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	ITEM 3.	Default Upon Senior Securities	19

	ITEM 4.	Submission of Matters to a Vote of Security Holders	19

	ITEM 5.	Other Information	19

	ITEM 6.	EXHIBITS	19

	SIGNATURES		20

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	October 31, 2009 (unaudited)	April 30, 2009
Assets
Current assets:
Cash and cash equivalents	$465,378	$117,245
Certificates of deposit	--	356,487
Accounts receivable-trade	10,000	4,547
Prepaid expenses and other current assets	11,031	20,840
Total current assets	486,409	499,119

Property, plant and equipment, at cost:
Equipment held for sale	20,118	21,124
Equipment installed	7,544	6,538
Furniture and equipment, net of accumulated depreciation	11,832	12,636
Total	39,494	40,298

Intangible assets, net	82,599	74,157

Total assets	$608,502	$613,574

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$17,164	$35,274
Deferred revenue	25,625	55,000
Deferred salaries	36,250	--
Total current liabilities	79,039	90,274

Shareholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized,
42,041,000 and 32,041,000 shares issued and outstanding
at October 31, 2009 and April 30, 2009 respectively	4,204	3,204
Additional paid-in capital	11,059,590	10,479,516
Deficit accumulated during development stage	(10,534,331)	(9,959,420)

Total shareholders’ equity	529,463	523,300

Total liabilities and shareholders’ equity	$608,502	$613,574

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 19, 1997
	For the Three Months		For the Six Months		(Inception)
	Ended		Ended		Through
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009
Revenues	$24,543	$20,625	$45,168	$43,125	$165,668

Costs and expenses:
Personnel costs	139,470	522,091	299,675	1,043,541	7,931,306
Professional fees	70,594	21,326	123,068	91,644	734,765
Research and development	1,497	--	1,991	--	14,010
Selling expense	64,789	87,006	134,040	168,072	589,784
Depreciation and amortization	2,066	577	4,014	1,132	17,594
Other operating supplies	294	--	1,673	60	3,045
General and administrative	27,426	28,339	60,668	51,212	579,714
Total Expenses	306,136	659,339	625,129	1,355,661	9,870,218

LOSS BEFORE OTHER INCOME	(281,593)	(638,714)	(579,961)	(1,312,536)	(9,704,550)

OTHER INCOME (EXPENSE)
Interest income	3,483	9,991	5,050	23,655	120,400
(Loss) on valuation from private placement	--	--	--	--	(433,000)

Loss before discontinued operations	(278,110)	(628,723)	(574,911)	(1,288,881)	(10,017,150)

Loss on discontinued operations	--	--	--	--	(517,181)
Net (Loss)	$(278,110)	$(628,723)	$(574,911)	$(1,288,881)	$(10,534,331)

Net loss per share from continuing operations	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Net loss per share-discontinued operations	--	--	--	--
Net loss per share, basic and dilutive	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding-basic and diluted	42,041,000	32,041,000	37,204,043	32,035,565

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 19, 1997
			(Inception)
	For the Six Months Ended		Through
	October 31,		October 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(574,911)	$(1,288,881)	$(10,534,331)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,014	1,132	17,594
Stock based compensation	81,074	744,000	5,824,699
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	--	833,369
Changes in operating assets and liabilities:
Accounts receivable	(5,453)	3,000	(10,000)
Trading securities	356,487	503,941	--
Prepaid and other	9,809	(13,869)	(11,031)
Deferred revenue	(29,375)	--	25,625
Deferred salaries	36,250	--	36,250
Accounts payable and accrued liabilities	(18,110)	(42,606)	17,164
Net cash (used in)
operating activities	(140,215)	(93,283)	(3,790,236)

Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
Purchase inventory	--	--	(27,662)
Equipment purchases	(995)	(693)	(18,941)
Other assets	(10,657)	(21,403)	(69,095)
Cash used in discontinued operations	--	--	(133,757)
Net cash (used in)
investing activities	(11,652)	(22,096)	(2,043,686)

Cash flows from financing activities:
Proceeds from related party advances	--	--	51,618
Repayment of related party advances	--	--	(29,036)
Proceeds from the sale of common stock	500,000	500,000	6,047,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	--	250,569
Net cash provided by
financing activities	500,000	500,000	6,299,300
Net Increase in cash and
cash equivalents	348,133	384,621	465,378

Cash and cash equivalents:
Beginning of period	117,245	4,796	--

End of period	465,378	$389,417	465,378

Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as Capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil & Gas	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009
AND THE CUMULATIVE PERIOD FROM JUNE 19, 1997 (INCEPTION)  TO OCTOBER 31, 2009 (UNAUDITED)
				Deficit
				Incurred
	Common Stock		Additional	During
		Par value	Paid-in	Development
	Shares	$.0001	Capital	Stage	Total
Balance, at June 19, 1997 (inception)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$ 50	$ –	$ –	$ 50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750	–	25,000
Common stock issued in exchange for assets	12,450,000	1,245	22,745	–	23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	(844,050)
Stock-based compensation	–	–	2,360,000	–	2,360,000
Net loss	–	–	–	(4,378,294)	(4,378,294)

Balance, April 30, 2008	31,041,000	3,104	$8,435,991	(7,295,240)	1,143,855
Sale of units (May 2008) at $0.50 per unit	1,000,000	100	499,900	--	500,000
Stock based compensation	--	--	1,543,625	--	1,543,625
Net loss	--	--	--	(2,664,180)	(2,664,180)

Balance, April 30, 2009	32,041,000	3,204	10,479,516	(9,959,420)	523,300
Sale of units (July 2009) at $0.05 per unit	10,000,000	1,000	499,000	--	500,000
Stock based compensation	--	--	81,074	--	81,074
Net loss	--	--	--	(574,911)	(574,911)

Balance, October 31, 2009	42,041,000	$ 4,204	$11,059,590	$(10,534,331)	$ 529,463

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note1:    Presentation, Organization and Nature of Operations

Presentation

The accompanying unaudited financial statements of Big Cat Energy Corporation (the “Company”) at October 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2009. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended October 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2009 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2009.

Description of Operations

Big Cat Energy Corporation (“Big Cat” or the “Company”), a Nevada corporation, owns the exclusive rights to a technology known as the Aquifer Recharge Injection Device (ARID™) which allows Coal Bed Methane (“CBM”) operators to redistribute water produced from productive coal seams, within the same bore hole. The ARID tool moves contaminated water from the producing coal seam to depleted aquifers of similar water quality, without having to discharge the water on the surface. With the ARID tool and process in use, the production well will not require use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones, identified from the geophysical logs.

The Company is in the development stage in accordance with Codification Topic 915, Development Stage Entities. The Company has been in the development stage since inception and has yet to generate any significant revenue-producing operations. Activities since its inception have primarily involved its organization, development of the Company and more recently, its ARID initiative.

Note 2:   Liquidity

Going Concern

As of October 31, 2009, the Company had working capital of $407,370 and stockholders’ equity of $529,463. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Short-Term Investments

            The Company had certificates of deposit which were stated at fair value based on original cost plus earnings recorded on the stated interest rate of the certificate.

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

Concentration of Customer Base

            The Company has three customers for the six months ended October 31, 2009 compared to one customer for the six months ended October 31, 2008.

Subsequent Events

The Company has evaluated subsequent events through December 7, 2009, the date which the  financial statements were available to be issued.

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

We adopted Codification Topic 740, Income Taxes as of April 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of Codification Topic 740 and in subsequent periods. We have identified no significant uncertain tax positions as of April 30, 2009 or at October 31, 2009. The cumulative effect of adopting Codification Topic 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of April 30, 2009 or at October 31, 2009.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value.

Fair Value Measurements are determined by the Company’s adoption of Codification Topic 820 Fair Market Measurement and Disclosures as of May 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of Codification Topic 820 did not have a material impact on the Company’s fair value measurements. Codification Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous market) for the asset or liability in an orderly transaction between market participants at the measurement date. Codification Topic 820 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

      Level 1- Quoted prices in active markets for identical assets or liabilities.
      Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
      Level 3- Unobservable inputs based on the Company’s assumptions,

      Codification Topic 820 requires the use of observable market data if such data is available without undue cost and effect.

Stock-Based Compensation

           The Company accounts for stock-based compensation arrangements in accordance with Codification Topic 718, Compensation-Stock Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the three months ended October 31, 2009, totaling $49,037 compared to $372,000 for the three months ended October 31, 2008. The Company recorded expense for stock-based compensation for the six months ended October 31, 2009 of $81,074 compared to $744,000 for the six months ended October 31, 2008.

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

 As of October 31, 2009 the Company had 42,041,000 shares of common stock outstanding and both options and warrants to purchase 10,625,000 shares issued that would be potentially dilutive. At October 31, 2008, the Company had 32,041,000 shares of common stock outstanding and options to purchase 5,160,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti dilutive.

Revenue Recognition

            The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed, the Company records deferred revenue as Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At October 31, 2009, the Company has recorded $25,625 as Deferred Revenue and $0 for Long Term Obligations.

Reclassifications

   Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year.  Such reclassifications had no effect on the Company’s net loss in any of the periods presented.

Recent Accounting Developments

In June 2009, the FASB approved the FASB Accounting Standards Codification (ASC), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The adoption of this guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.

Note 4:   Shareholders’ Equity

Private Offerings

During the six months ended October 31, 2009 the Company completed a private placement  of 10,000,000 units for $500,000 ($.05 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one half restricted share of its common stock.   Warrants are exercisable for $.075 and must be exercised on or before July 28, 2012.    Following the sale, the Company had 42,041,000 common shares issued and outstanding.

During the six months ended October 31, 2008, the Company completed the private placement of 1,000,000 units for $500,000 ($.50 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share.
The above private offerings were made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended.

In accordance with Codification Topic 815, Derivatives and Hedging, and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

Note 5:   Stock Option Plan

      The Company adopted a 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan.  During Fiscal Year 2008, the Company granted options to purchase 1,860,000 shares to directors, officers, and key employees of the Company.  Of the 1,860,000 options granted, 255,000 options were granted with an exercise price at $.50 per share, which was below market value on the date of grant.  The remaining options were granted with an exercise price at the market price on the date of grant, April 30, 2008. 10,000 options granted in Fiscal Year 2008 vested immediately and the balance through April 30, 2009.  250,000 options were forfeited during the year ended April 30, 2008.

      During Fiscal 2009 the Board of Directors granted options to directors, officers and key employees and consultants of the Company, to purchase 1,665,000 shares, effective December 31, 2008. The exercise price of the options was $0.12, the closing price of Company shares on December 31, 2008. The options become exercisable on December 31, 2009 and expire on December 31, 2014.

            During the six months ended October 31, 2009, Directors Charles Peck and George Hampton III resigned from the Board. The stock options granted to these Directors, 600,000 each, were forfeited upon their resignation.

            As of April 30, 2009, and 2008 the options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through December 31, 2014.  Due to the limitations on exercising the options, and the provision that they expire upon resignation or termination for cause, the Company treats the options as if they vest over a two-year period.

            On August 16, 2009, the Board of Directors granted warrants to Wharton Consulting, Thomas Wharton, in conjunction with a consulting agreement with Wharton Consulting, to purchase 100,000 shares, effective August 16, 2009. The exercise price is $0.14, the average closing price for the previous 30 days. The warrants vested immediately and expire on August 16, 2014. The market price on the date of the grant was $0.19 per share.

            The Company expects to recognize approximately $102,000 in stock compensation expense ratably through April 30, 2010.  There have been no options exercised under the terms of the Plan.

Note 6:   Income Tax

            The federal net operating loss (NOL) carryforward of approximately $3,716,000 as of October 31, 2009 expires on various dates through 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards incurred before a change in control.   “Change in control” for these purposes generally means greater than a 50% change in ownership of the corporation.  After a change in control, a loss corporation cannot deduct NOL carryforwards existing at the time of the change in control in excess of the Section 382 limitations.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods.  We have not performed a Section 382 analysis, however approximately ninety percent of the present NOL was incurred during the fiscal years beginning April 1, 2007 and thereafter which was consequently after a change in control of the Company in March, 2006.

Nonetheless, we have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not, that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements that reflect our current views with respect to future events and financial performance. All statements included in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

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

Forward looking statements in this Quarterly Report are made as of the respective dates set forth in this Quarterly Report. Such forward-looking statements are based on the beliefs, expectations and opinions of management as of the date the statements are made. We do not intend to update these forward-looking statements, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

Plan of Operations

The plan of operations discussed below in this Quarterly Report, reflects the operations of our current business which is to lease or sell the ARID tool and process to oil and gas exploration and production companies.  We are a development stage company and have realized minimal revenues from our current business operations.

Effective July 1, 2009, we entered into a distribution agreement with Universal Well Site Solutions (“Universal”), whereby Universal became Big Cat’s  distributor of the ARID tool and process in selected areas of the United States.

We are in the process of completing field tests of the ARID tool and process, and we are continuing to refine the ARID to improve the field use of the ARID tool and process. Currently, we have five ARID tools operating in CBM (coal bed method) gas well bores in the Powder River Basin of Wyoming and have leased another eight to be installed by the end of 2009.

We are developing another production tool for coal bed methane operations. This new product is a multi-completion tool and process, which upon successful development is expected to allow operators of coal bed methane wells to produce from multiple seams of coal in a single well bore. This multi-completion tool can be used in conjunction with the ARID. We have also developed a smaller ARID tool, 5.5”, for use in smaller bore gas wells.

We are evaluating use of the ARID tool in the mining industry. We have received numerous inquiries regarding adapting the ARID for handling water in the mining industry. We are in the initial stages of evaluation of this opportunity.

Our specific goal for the next twelve months is to establish and complete 3-4 pilot projects in the powder River Basin of Wyoming during 2009, with these pilots generating ARID tool leases in early 2010. We are also evaluating potential pilot projects for Colorado.

Patent Status:

In the United States, Big Cat has two pending regular patent applications before the United States Patent Office (“USPTO”), the first claiming the use of a single device for water handling in a well bore and the second claiming the use of multiple devices for water handling in a well bore.  In the first patent application, we have not yet received the first office action. We would expect to receive the first office action within the next couple of months.  In the second patent application, we have received two office actions and the response to which has overcome the initial concerns cited by the USPTO.  The USPTO is now conducting a fresh search of the prior art to determine if the application can be allowed or if another office action is necessary.

In Europe, Big Cat has one pending regular patent application.  We have received and responded to the first office action in that matter and are waiting on the European Patent Office (EPO) to forward the next communication.  In Canada, Big Cat has one pending regular patent application.  We have received the first office action in that matter and are in the process of responding to that action.

Trademark Status:

In the United States, the ARID trademark has been allowed and will be placed on the Principal Register before the end of November, 2009, if there is no opposition by a third party.    Also, in the United States, the word mark BIG CAT and the word mark and design BIG CAT ENERGY CORPORATION  with the lion design has been published. There has been an extension of time to oppose the word mark, due to a filing against the mark.  We are currently preparing a response in this regard.

Results of Operations

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

We reported a net loss for the three months ended October 31, 2009 of $278,110 compared with a net loss of $628,723 for the same period in 2008. The net loss for the three months ended October 31, 2009 included $49,037attributable to non-cash consideration related to the issuance of stock options to management and warrants to a consultant compared to $372,000 for the same period in 2008.

We recorded personnel costs of $139,470 during the three month period ended October 31, 2009, as compared to $522,091 during the same period in 2008. We recorded a stock based compensation charge for stock options issued to management of $32,037 for the three month period ended October 31, 2009, compared with $372,000 for the same period in 2008.

We incurred professional fees of $70,594 during the three month period ended October 31, 2009, as compared to $21,326 during the same period in 2008. Most of the professional fees related to the cost of SEC matters and filings and a non-cash charge of $17,000 for warrants issued to a consultant.

We incurred selling expense of $64,789 for the three month period ended October 31, 2009 compared to $87,006 for the same period in 2008.

Our general and administrative costs were $27,426 during the three month period ended October 31, 2009, as compared to $28,339 during the same period in 2008. The major component of other general and administrative costs is insurance.

Six Months Ended October 31, 2009 Compared to Six Months Ended October 31, 2008

We reported a net loss for the six months ended October 31, 2009 of $574,911 compared with a net loss of $1,288,881 for the same period in 2008.  The net loss for the six months ended October 31, 2008 included $81,074 attributable to non-cash consideration related to the issuance of stock options to management and warrants issued to a consultant compared to $744,000 for the same period in 2008.

We recorded personnel costs of $299,675 during the six month period ended October 31, 2009, as compared to $1,043,541 during the same period in 2008. We recorded a stock based compensation charge for options issued to management of $64,074 for the six month period ended October 31, 2009, compared to $744,000 for the same period in 2008.

We incurred professional fees of $123,068 during the six month period ended October 31, 2009 as compared to $91,644 during the same period 2008. Most of the professional fees related to the cost of required SEC filings and a non-cash charge of $17,000 for warrants issued to a consultant.

We incurred selling expense of $134,040 for the six month period ended October 31, 2009 compared to $168,072 for the same period in 2008.

Our general and administrative costs were $60,668 during the six month period ended October 31, 2009, as compared to $51,212 during the same period in 2008. The major component of other general and administrative expense is insurance.

Liquidity and Capital Resources

As of October 31, 2009, we had working capital of $407,370, and it is uncertain whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year.

Cash used in operating activities was $140,215 for the six months ended October 31, 2009, compared to cash used in operating activities of $93,283 for the six months ended October 31, 2008. In the six month period ended October 31, 2009 cash used by operations was principally attributed to our net loss offset by our non-cash compensation expense of $81,074 and  the change in our trading securities of $356,487. For the six months ended October 31, 2008 cash used in operations was principally from our net loss offset by non-cash compensation expense of $744,000 and from the change in our trading securities of $503,941.

Cash flows used in investing activities were $11,652 for the six months ended October 31, 2009, and $22,096 for the six months ended October 31, 2008.

Cash flows from financing activities were $500,000 for the six months ended October 31, 2009, and $500,000 for the six months ended October 31, 2008. For the six months ended October 31, 2009 and 2008, respectively, cash from financing was from the private placements of our stock.

During the six months ended October 31, 2009, the Company completed a private placement of 10,000,000 units for $500,000 ($.05 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one half restricted share of its common stock each exercisable for $.075. Following this sale the Company’s outstanding common stock increased to 42,041,000 shares.

During the six months ended October 31, 2008 the Company completed the private placement of 1,000,000 units for $500,000 ($.50 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock each exercisable at $.75 per share.

In accordance with Codification Topic 815, Derivatives and Hedging, and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and, therefore, the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

The above private offerings were made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended.

Financial Instruments and Other Information

As of October 31, 2009, we had cash and cash equivalents, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Equity Based Compensation

On January 1, 2006, we adopted Codification Topic 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair value.

Codification Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Prior to the adoption of Codification Topic 718, we had no stock-based compensation awarded to employees and directors.

Recent Accounting Developments:

In June 2009, the FASB approved the FASB Accounting Standards Codification (ASC), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The adoption of this guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2009 and October 31, 2008, there were no off -balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2009.     Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, 2009 the Company’s disclosure controls and procedures are effective.

 There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of December, 2009.

BIG CAT ENERGY CORPORATION

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	RICHARD G. STIFEL
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer