Form 10-Q
period 2010-01-31
BIG CAT ENERGY CORP
filed 2010-03-08
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  January 31, 2010

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

(307) 468-9369
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	✓ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ✓

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,041,000 shares of common stock, $.0001 par value as of March 7, 2010

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of January 31, 2010 (Unaudited) and April 30, 2009	3

		Condensed Statements of Operations for the three months ended January 31, 2010 and 2009, for the nine months ended January 31, 2010 and 2009 and for the cumulative period from June 19, 1997 (inception) through January 31, 2010 (Unaudited)	4

		Condensed Statements of Cash Flows for the nine months ended January 31, 2010 and 2009, and for the cumulative period from June 19, 1997 (inception) through January 31, 2010 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the nine months ended January 31, 2010 and the cumulative period from June 19, 1997 (inception) to January 31, 2010 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	ITEM 4T.	CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION		19

	ITEM 1.	Legal Proceedings	19

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	ITEM 3.	Default Upon Senior Securities	19

	ITEM 4.	Submission of Matters to a Vote of Security Holders	19

	ITEM 5.	Other Information	19

	ITEM 6.	EXHIBITS	19

	SIGNATURES		20

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	January 31, 2010 (unaudited)	April 30, 2009
Assets
Current assets:
Cash and cash equivalents	$239,163	$117,245
Certificates of deposit	--	356,487
Accounts receivable-trade	100,000	4,547
Prepaid expenses and other current assets	9,962	20,840
Total current assets	349,125	499,119

Property, plant and equipment, at cost:
Equipment held for sale	19,615	21,124
Equipment installed	8,047	6,538
Furniture and equipment, net of accumulated depreciation	10,908	12,636
Total	38,570	40,298

Intangible assets, net	89,713	74,157

Total assets	$477,408	$613,574

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	13,762	$35,274
Deferred revenue	90,625	55,000
Deferred salaries	66,250	--
Total current liabilities	170,637	90,274

Shareholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized,
42,041,000 and 32,041,000 shares issued and outstanding
at January 31, 2010 and April 30, 2009 respectively	4,204	3,204
Additional paid-in capital	11,085,731	10,479,516
Deficit accumulated during development stage	(10,783,164)	(9,959,420)

Total shareholders’ equity	306,771	523,300

Total liabilities and shareholders’ equity	$477,408	$613,574

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 19, 1997
	For the Three Months		For the Nine Months		(Inception)
	Ended		Ended		Through
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010
Revenues	$25,000	$13,750	$70,168	$56,875	$190,668

Costs and expenses:
Personnel costs	126,572	531,215	426,246	1,574,756	8,057,877
Professional fees	58,825	45,390	181,893	137,034	793,590
Research and development	--	--	1,991	--	14,010
Selling expense	62,342	85,473	196,382	253,545	652,126
Depreciation and amortization	2,158	698	6,172	1,829	19,752
Other operating supplies	207	123	1,880	183	3,252
General and administrative	26,121	48,300	86,789	99,510	605,835
Total Expenses	276,225	711,199	901,353	2,066,857	10,146,442

LOSS BEFORE OTHER INCOME	(251,225)	(697,449)	(831,185)	(2,009,982)	(9,955,774)

OTHER INCOME (EXPENSE)
Interest income	2,391	4,330	7,441	27,984	122,791
(Loss) on valuation from private placement	--	--	--	--	(433,000)

Loss before discontinued operations	(248,834)	(693,119)	(823,744)	(1,981,998)	(10,265,983)

Loss on discontinued operations	--	--	--	--	(517,181)
Net (Loss)	$(248,834)	$(693,119)	$(823,744)	$(1,981,998)	$(10,783,164)

Net loss per share from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.06)
Net loss per share-discontinued operations		--	--	--
Net loss per share, basic and dilutive	$(0.01)	$(0.02)	$(0.02)	$(0.06)
Weighted average number of common shares outstanding-basic and diluted	42,041,000	32,041,000	38,816,362	32,037,377

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,		June 19, 1997 (Inception) Through January 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(823,744)	$(1,981,998)	$(10,783,164)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,172	1,829	19,752
Stock based compensation	107,215	1,141,108	5,850,840
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	--	833,369
Changes in operating assets and liabilities:
Accounts receivable	(95,453)	(79,500)	(100,000)
Trading securities	--	863,770	--
Prepaid and other	10,878	(8,369)	(9,962)
Deferred revenue	35,625	--	90,625
Deferred salaries	66,250	--	66,250
Accounts payable and accrued liabilities	(21,512)	27,050	13,762
Net cash (used in)
operating activities	(714,569)	(36,110)	(4,008,103)

Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
Purchase inventory	--	--	(27,662)
Equipment purchases	(995)	(6,639)	(18,941)
(Purchase)Maturity of certificates of deposit	356,487	(356,487)	--
Other assets	(19,005)	(13,520)	(77,443)
Cash used in discontinued operations	--	--	(133,757)
Net cash (used in)
investing activities	336,487	(376,646)	(2,052,034)

Cash flows from financing activities:
Proceeds from related party advances	--	--	51,618
Repayment of related party advances	--	--	(29,036)
Proceeds from the sale of common stock	500,000	500,000	6,047,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	--	250,569
Net cash provided by
financing activities	500,000	500,000	6,299,300
Net Increase in cash and
cash equivalents	121,918	87,244	239,163

Cash and cash equivalents:
Beginning of period	117,245	4,796	--

End of period	$239,163	$92,040	$239,163

Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as Capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil & Gas	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2010
AND THE CUMULATIVE PERIOD FROM JUNE 19, 1997 (INCEPTION)  TO JANUARY 31, 2010 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Deficit Incurred During Development Stage	Total
	Shares	Par value $.0001

Balance, at June 19, 1997 (inception)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$50	$–	$–	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750		25,000
Common stock issued in exchange for assets	12,450,000	1,245	22,745		23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	(844,050)
Stock-based compensation	–	–	2,360,000	–	2,360,000
Net loss	–	–	–	(4,378,294)	(4,378,294)
Balance, April 30, 2008	31,041,000	3,104	8,435,991	(7,295,240)	1,143,855
Sale of units (May 2008) at $0.50 per unit	1,000,000	100	499,900	--	500,000
Stock based compensation	--	--	1,543,625	--	1,543,625
Net loss	--	--	--	(2,664,180)	(2,664,180)
Balance, April 30, 2009	32,041,000	3,204	10,479,516	(9,959,420)	523,300
Sale of units (July 2009) at $0.05 per unit	10,000,000	1,000	499,000	--	500,000
Stock based compensation	--	--	107,215	--	107,215
Net loss	--	--	--	(823,744)	(823,744)
Balance, January 31, 2010	42,041,000	$4,204	$11,085,731	$(10,783,164)	$306,771

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note1:  Presentation, Organization and Nature of Operations

Presentation

The accompanying unaudited financial statements of Big Cat Energy Corporation (the “Company”) at January 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2009. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended January 31, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2009 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2009.

Description of Operations

Big Cat Energy Corporation (“Big Cat” or the “Company”), a Nevada corporation, owns the exclusive rights to a technology known as the Aquifer Recharge Injection Device (ARID®) which allows Coal Bed Methane (“CBM”) operators to redistribute water produced from productive coal seams, within the same bore hole. The ARID tool moves contaminated water from the producing coal seam to depleted aquifers of similar water quality, without having to discharge the water on the surface. With the ARID system and technology in use, the production well will not require use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones, identified from the geophysical logs.

The Company is in the development stage in accordance with Codification Topic 915, Development Stage Entities. The Company has been in the development stage since inception and has yet to generate any significant revenue-producing operations. Activities since its inception have primarily involved its organization, development of the Company and more recently, its ARID initiative.

Note 2:  Liquidity

Going Concern

As of January 31, 2010, the Company had working capital of $178,488 and stockholders’ equity of $306,771. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Short-Term Investments

The Company had certificates of deposit which were stated at fair value based on original cost plus earnings recorded on the stated interest rate of the certificate. The certificates of deposit have matured.

Intangible Assets

The Company capitalized the costs to patent the ARID process and ARID trademark. These costs are being amortized over the life, twenty (20) years, of the patent on a straight line basis. Management evaluates intangible assets for impairment at least annually and, if considered impaired, intangible assets are written down to fair market value and a corresponding impairment loss is recognized.

Concentrations of Credit Risk

The Company’s cash equivalents and accounts receivable are exposed to concentrations of credit risk.  The Company manages and controls this risk by investing cash funds with major financial institutions and by carefully evaluating the credit worthiness of customers.

Concentration of Customer Base

The Company has three customers for the nine months ended January 31, 2010 compared to one customer for the nine months ended January 31, 2009.

Subsequent Events

The Company has evaluated subsequent events through March 7, 2010, the date which the financial statements were available to be issued.

Furniture and Equipment

Furniture and equipment is stated at cost.  Depreciation is provided on office furniture, fixtures and equipment using the straight-line method over an estimated service life of three to seven years. Depreciation on leased assets is approximately $1,000 per year and is recorded annually as the effect on quarterly results of operations is deminimus.

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

We adopted Codification Topic 740, Income Taxes as of April 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of Codification Topic 740 and in subsequent periods. We have identified no significant uncertain tax positions as of April 30, 2009 or at January 31, 2010. The cumulative effect of adopting Codification Topic 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of April 30, 2009 or at January 31, 2010.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value.

Fair Value Measurement and Disclosure

Fair Value Measurements are determined by the Company’s adoption of Codification Topic 820 Fair Market Measurement and Disclosures as of May 1, 2008, including the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of Codification Topic 820 did not have a material impact on the Company’s fair value measurements. Codification Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous market) for the asset or liability in an orderly transaction between market participants at the measurement date. Codification Topic 820 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company’s assumptions,

Codification Topic 820 requires the use of observable market data if such data is available without undue cost and effect.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Codification Topic 718, Compensation-Stock Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense of stock-based compensation during the three months ended January 31, 2010, totaling $26,141 compared to $397,108 for the three months ended January 31, 2009. The Company recorded expense for stock-based compensation for the nine months ended January 31, 2010 of $107,215 compared to $1,141,108 for the nine months ended January 31, 2009.

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

As of January 31, 2010 the Company had 42,041,000 shares of common stock outstanding and both options and warrants to purchase 11,035,000 shares issued that would be potentially dilutive. At January 31, 2009, the Company had 32,041,000 shares of common stock outstanding and options to purchase 6,825,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti dilutive.

Revenue Recognition

The Company leases its ARID system and technology to its customers. Revenue is recognized equally over the term of lease. When the lease is executed, the Company records deferred revenue as Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At January 31, 2010, the Company has recorded $90,625 as Deferred Revenue and $0 for Long Term Obligations.

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

Note 4:   Shareholders’ Equity

Private Offerings

During the nine months ended January 31, 2010 the Company completed a private placement  of 10,000,000 units for $500,000 ($.05 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one half restricted share of its common stock.   Warrants are exercisable for $.075 and must be exercised on or before July 28, 2012.    Following the sale, the Company had 42,041,000 common shares issued and outstanding.

During the nine months ended January 31, 2009, the Company completed the private placement of 1,000,000 units for $500,000 ($.50 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share.

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

During the three months ended January 31, 2010, the Board of Directors granted options to outside directors and key employees of the Company, to purchase 410,000 shares, effective January 4, 2010. The exercise price of the options was $0.15 the closing price of Company shares on January 4. 2010. The options become exercisable on January 4, 2011 and expire on January 4, 2015.

During Fiscal 2009 the Board of Directors granted options to directors, officers and key employees and consultants of the Company, to purchase 1,665,000 shares, effective December 31, 2008. The exercise price of the options was $0.12, the closing price of Company shares on December 31, 2008. The options become exercisable on December 31, 2009 and expire on December 31, 2014.

During the nine months ended January 31, 2010, Directors Charles Peck and George Hampton III resigned from the Board. The stock options granted to these Directors, 600,000 each, were forfeited upon their resignation.

As of April 30, 2009, and 2008 the outstanding options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through December 31, 2014.  Due to the limitations on exercising the options, and the provision that they expire upon resignation or termination for cause, the Company treats the options as if they vest over a two-year period.

During the nine months ended January 31, 2010, the Board of Directors granted warrants to purchase 100,000 shares effective August 16, 2009 to Wharton Consulting (Thomas Wharton) in conjunction with a consulting agreement with Wharton Consulting. The exercise price is $0.14, the average closing stock price for the previous 30 days. The warrants vested immediately and expire on August 16, 2014. The market price on the date of the grant was $0.19 per share.

The Company expects to recognize approximately $105,000 in stock compensation expense ratably through April 30, 2010.  There have been no options exercised under the terms of the Plan.

Note 6:   Income Tax

The federal net operating loss (NOL) carryforward of approximately $3,870,000 as of January 31, 2010 expires on various dates through 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards incurred before a change in control.   “Change in control” for these purposes generally means greater than a 50% change in ownership of the corporation.  After a change in control, a loss corporation cannot deduct NOL carryforwards existing at the time of the change in control in excess of the Section 382 limitations.  Due to these “change in ownership” provisions, utilization of NOL carryforwards existing at the time of a change in control may be subject to an annual limitation in future periods.  We have not performed a Section 382 analysis, however approximately ninety percent of the present NOL was incurred during the fiscal years beginning April 1, 2007 and thereafter which was after a change in control of the Company occurred in March, 2006.

Nonetheless, we have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not, that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Note 7:  Subsequent Events:

The Company has evaluated subsequent events through March 7, 2010, the date which the financial statements were to be issued.

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

Plan of Operations

The plan of operations discussed below in this Quarterly Report, reflects the operations of our current business which is to lease or sell the ARID system and technology to oil and gas exploration and production companies.  We are a development stage company and have realized minimal revenues from our current business operations.

Effective July 1, 2009, we entered into a non-exclusive distribution agreement with Universal Well Site Solutions (“Universal”), whereby Universal became a Big Cat distributor of the ARID system and technology in selected areas of the United States. The Company is continuing to evaluate additional distributors of the ARID system and technology.

We are in the process of completing field tests of the ARID system and technology, and we are continuing to refine the ARID system to improve the field use of the ARID system and technology. Currently, we have seven ARID tools installed in coal bed method (CBM ) gas well bores in the Powder River Basin of Wyoming and have leased another seven to be installed in 2010.

We are evaluating the use of the ARID system and technology in additional industries and applications.  The Company is scheduled to participate in a proof of concept project at an area coal mine in early 2010 and is evaluating the use of the system for handling brine water in the southwest United States.

Our specific goal for the next twelve months is to complete our current pilot projects in the Powder River Basin of Wyoming with these pilots generating ARID tool sales or leases in 2010. We are also evaluating potential pilot projects for New Mexico and Colorado.

Patent Status:

In the United States Big Cat has two pending regular patent applications before the United States Patent Office (“USPTO”) the first claiming the use of a single device for water handling in a well bore and the second claiming the use of multiple devices for water handling in a well bore.  In the first patent application, we have not yet received the first office action. We would expect to receive the first office action within the next couple of months.  In the second patent application, we have received a first office actions and our response has overcome the initial concerns cited by the USPTO.  We have also received a second action on the merits and we are now preparing a response to that action.

In Europe, Big Cat has one pending regular patent application.  We have received and responded to the first office action in that matter and are waiting on the European Patent Office (“EPO”) to forward the next communication.

In Canada, Big Cat has one pending regular patent application.  We have received the first office action in that matter and have responded to that action.

In Australia, Big Cat has one pending regular patent application.  We have demanded normal examination of the application.  We should shortly receive a first action on the merits.

 Trademark Status:

In the United States, the Certification of Registration for the ARID mark was issued on January 12, 2010 and will remain in effect for 10 years.

Also, in the United States, the word mark BIG CAT has been published.  Caterpillar Inc. has indicated that they may oppose the mark and has filed an extension of time to oppose.  We are currently preparing a response to Caterpillar in this regard.

Also, in the United States, the word mark and design BIG CAT ENERGY CORPORATION   with the lion design has been published.  Caterpillar Inc. has indicated that they may oppose the mark and has filed an extension of time to oppose.  We are currently preparing a response to Caterpillar in this regard.

Results of Operations

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

We reported a net loss for the three months ended January 31, 2010 of $248,834 compared with a net loss of $693,119 for the same period in 2009. The net loss for the three months ended January 31, 2010 included $26,141 attributable to non-cash consideration related to the issuance of stock options to management compared to $397,108 for the same period in 2009.

We recorded personnel costs of $126,572 during the three month period ended January 31, 2010, as compared to $531,215 during the same period in 2009. We recorded a stock based compensation charge for stock options issued to management of $26,141 for the three month period ended January 31, 2010, compared with $397,108 for the same period in 2009.

We incurred professional fees of $58,825 during the three month period ended January 31, 2010, as compared to $45,390 during the same period in 2009. Most of the professional fees related to the cost of SEC matters and filings and consulting services.

We incurred selling expense of $62,342 for the three month period ended January 31, 2010 compared to $85,473 for the same period in 2009.

Our general and administrative costs were $26,121 during the three month period ended January 31, 2010, as compared to $48,299 during the same period in 2009. The major component of other general and administrative costs is insurance.

Nine months ended January 31, 2010 Compared to Nine months ended January 31, 2009

We reported a net loss for the nine months ended January 31, 2010 of $823,744 compared with a net loss of $1,981,998 for the same period in 2009.  The net loss for the nine months ended January 31, 2009 included $107,215 attributable to non-cash consideration related to the issuance of stock options to management and warrants issued to a consultant compared to $1,141,108 for the same period in 2009.

We recorded personnel costs of $426,246 during the nine month period ended January 31, 2010, as compared to $1,574,756 during the same period in 2009. We recorded a stock based compensation charge for options issued to management of $90,215 for the nine month period ended January 31, 2010, compared to $1,141,108 for the same period in 2009.

We incurred professional fees of $181,893 during the nine month period ended January 31, 2010 as compared to $137,034 during the same period 2009. Most of the professional fees related to the cost of required SEC filings, consulting services and a non-cash charge of $17,000 for warrants issued to a consultant.

We incurred selling expense of $196,382 for the nine month period ended January 31, 2010 compared to $253,545 for the same period in 2009.

Our general and administrative costs were $86,789 during the nine month period ended January 31, 2010, as compared to $99,510 during the same period in 2009. The major component of other general and administrative expense is insurance.

Liquidity and Capital Resources

As of January 31, 2010, we had working capital of $178,488, and it is uncertain whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year.

Cash used in operating activities was $714,569 for the nine months ended January 31, 2010, compared to cash used in operating activities of $36,110 for the nine months ended January 31, 2009. In the nine month period ended January 31, 2010 cash used by operations was principally attributed to our net loss offset by our non-cash compensation expense of $107,215. For the nine months ended January 31, 2009 cash used in operations was principally from our net loss offset by non-cash compensation expense of $1,141,108 and from the change in our trading securities of $863,770.

Cash flows provided by investing activities was $336,487 for the nine months ended January 31, 2010 reflecting the maturity of our certificates of deposit. Cash flows used by investing activities was $376,646 for the nine months ended January 31, 2009, primarily due to the initial purchase of our certificates of deposit.

Cash flows from financing activities were $500,000 for the nine months ended January 31, 2010, and $500,000 for the nine months ended January 31, 2009. For the nine months ended January 31, 2010 and 2009, respectively, cash from financing was from the private placements of our stock.

During the nine months ended January 31, 2010, the Company completed a private placement of 10,000,000 units for $500,000 ($.05 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one half restricted share of its common stock each exercisable for $.075. Following this sale the Company’s outstanding common stock increased to 42,041,000 shares.

During the nine months ended January 31, 2009 the Company completed the private placement of 1,000,000 units for $500,000 ($.50 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock each exercisable at $.75 per share.

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

Financial Instruments and Other Information

As of January 31, 2010, we had cash and cash equivalents, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2010 and January 31, 2009, there were no off -balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2010. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of January 31, 2010 the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds   None

ITEM 3. Default Upon Senior Securities None

ITEM 4. Submission of Matters to a Vote of Security Holders None

ITEM 5. Other Information None

ITEM 6. EXHIBITS

Exhibits	Document Description
10.1	Salary Deferral Agreement Effective July 27, 2009
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2010.

BIG CAT ENERGY CORPORATION

BY:	/s/ Timothy Barritt
Timothy Barritt, President and Principal Executive Officer

BY:	/s/ Richard G. Stifel
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer