Form 10-K
period 2010-04-30
BIG CAT ENERGY CORP
filed 2010-08-10
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
√  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity , as of the last business day of the registrant’s most recently completed second fiscal quarter, $2,557,152

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,481,000 shares of common stock, $.0001 par value as of August 6, 2010

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1.                      BUSINESS.

Business

We are a Nevada corporation and own the exclusive rights to a technology known as the Aquifer Recharge Injection Device (ARID®) which allows Coal Bed Methane (CBM) operators to re-inject water produced from productive coal seams. We have applied for the applicable patents for technology. The ARID tool uses the existing well bore to move water from the producing coal seam to a depleted aquifer of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones. These aquifers are identified from the geophysical logs for the well bore.
Principal Products and Business

The ARID is a method of water handling that permits an oil or gas well to also be an injection well by re-injecting water into a previously depleted aquifer of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifers zones. These aquifers are easily identified from the geophysical logs. If our technology is adopted, we believe the use of the ARID in the coal bed methane industry will change water handling, and environmental impacts.   We have currently leased thirteen (13) ARID tools which are installed or will be installed at various locations in Wyoming.

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

ARID-Our Process

Our ARID process uses the existing well bore to move water from the target coal seam to a depleted aquifer. This means the production well can also be the injection well. The produced water never leaves the well bore as it is redirected through perforations into different aquifer zones. These aquifers are identified from the geophysical logs the Company runs to confirm the coal zones when the well is first drilled. Presently, there are no other competitors who are providing in bore water reinjection.

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

Sale of Our Equipment

The price of the ARID will include the Underground Injection Control permit, which we will acquire for each customer. The customer is expected to be responsible for the installation and removal of the ARID tool. We will provide a staff member to be on-site for the installation and/or removal of the ARID tool upon the request of the customer. We believe each ARID tool should generate gross revenue of approximately $22,500-$34,500 depending on the model and quantities purchased.

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

Marketing/Distribution

We identify customers through state records, industry journals, website identification and trade shows. We continue to contact operators in the Powder River Basin and in other parts of the U.S. and Canada. We present to operators a cost analysis of the ARID tool compared to other water handling methods. We are also focusing our marketing on operators who have stranded non-producing wells because of the lack of available water disposal methods and permits. As operating revenues from the ARID tool increase, we will either add additional staff or subcontract with other companies for our marketing and sales. We entered into a distribution contract with Universal Well Site Solutions, (“Universal”), a CBM industry product marketer based in Oklahoma City, Oklahoma on July 1, 2009.    Under the agreement, Universal has been appointed a distributor for the ARID tool in the selected areas of the United States. To date the Company has not realized any sales through Universal.

Patents and Trademarks

Patent Status:

In the United States Big Cat has two pending regular patent applications before the United States Patent Office (“USPTO”).   The first application claims the use of a single device for water handling in a well bore and the second application claims the use of multiple devices for water handling in a well bore.  We have not yet received the first office action on the first application. We would expect to receive the first office action within the next couple of months.  In the second patent application, we have received a first office actions and our response has overcome the initial concerns cited by the USPTO.  We have also received a second action on the merits and have submitted our response.

In Europe, Big Cat has one pending regular patent application.  We have received and responded to the first office action in that matter and are responding to the second action from the European Patent Office.

In Canada, Big Cat has one pending regular patent application.  We have received the first office action in that matter and have responded to that action.

In Australia, Big Cat has one pending regular patent application.  We have demanded normal examination of the application and should shortly receive a first action on the merits.

Trademark Status:

In the United States, the Certification of Registration for the ARID mark was issued on January 12, 2010 and will remain in effect for 10 years.

Also, in the United States, the word mark BIG CAT and the BIG CAT ENERGY CORP. & Design marks have been opposed by Caterpillar Inc. on grounds of likelihood of confusion with and dilution of Caterpillar’s CAT mark.  The opposition proceeding is in the discovery phase at present. Once sufficient discovery has taken place so that the parties can better assess the matter, we will determine whether settlement is an option.  The discovery period is currently set to close in October 2010.

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

Research and Development

 We are adapting the ARID system for use in the coal mining industry. We have also developed a 5 1/2” tool for use in New Mexico and Colorado. Our R&D costs were $1,991 for the year ended April 30, 2010 compared to $12,019 in the year ended April 30, 2009.

Employees

We are a development stage company and have four full time employees and two part time employees .  We intend to hire additional employees on an as needed basis.

Offices

Our principal executive office is located at 121 W. Merino St, PO Box 500, Upton, Wyoming 82730. Our telephone number is (307) 468-9369. The lease on this premise is on annual basis at the rate of $500 per month.

We also maintain an office in Aurora, Colorado located at 24065 E. Wagontrail Ave. Our telephone number at that location is (303) 358-3840.

We believe that our current office space and facilities are sufficient to meet our present needs, and we do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

RISK FACTORS.

Due to the nature of our business and the present development stage of our operations, the following risk factors apply to our operations:

Risks Associated with Our Business

We have incurred losses since our inception and may continue to incur losses in the future. Furthermore our auditors have included a qualification in their report of substantial doubt about our ability to continue as a going concern.

To date our operations have not generated sufficient operating cash flows to provide working capital necessary for our ongoing overhead, the funding of our marketing and sales activities surrounding the ARID tool and our continued research and development. Without adequate financing, we may not be able to achieve a sufficient volume of sales of the ARID tool  and we may not achieve profitability from operations in the near future or at all.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future.

We are a development stage enterprise as we have minimal revenues from our planned operations. We have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

Our net loss since inception is $11,009,741, which includes $5,865,190 of non cash stock compensation expense. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to attract customers who will use our services, and lease or purchase our equipment;
*	our ability to generate revenues through the sales of our services, and leasing or selling of our equipment;
*	our customers’ ability to locate oil and gas;
*	our customers’ ability to generate revenue from the sale of oil and gas;
*	our customers’ ability to reduce exploration costs;

If we do not attract additional customers, we will not make a profit which ultimately will result in a cessation of operations or the necessity to raise additional capital which may dilute current shareholders.

We have a limited number of customers. We have identified potential customers but we cannot guarantee we will ever have a significant number of customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to raise additional capital, which may dilute current shareholders, or suspend or cease operations.

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

Applicable laws and regulations impose requirements for effective disclosure and accounting controls and  any violations could result in fines, penalties and assessments against us.

Our officers and directors are responsible for monitoring of the accounting controls under the Sarbanes Oxley Act of 2002 and our officers are responsible for the administration of the controls. We may incur significant costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess internal controls over financial reporting under Section 404 are complex, and may require significant documentation, testing and possible remediation.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced personnel could have a material adverse effect on our ability to timely execute our business plan.

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

We have relied primarily on the sale of equity investments to fund working capital and the development of the ARID tool and process. Failure to generate operating cash flows or to obtain additional financing could result in substantial delay in providing ARID tools to potential customers.

We will require significant additional capital to fund our future activities and to service any future indebtedness. In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for development of additional ARID tools and meeting operational cash needs during the development phase.

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

Risks Associated With Our Securities:

Because US law and regulation imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

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

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. As a result, prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. As such, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions.  As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

Our principal executive office is located at 121 W. Merino St, PO Box 500, Upton, Wyoming 82730. Our telephone number is (307) 468-9369. The lease on this office is on annual basis at the rate of $500 per month. We believe that the space at this location will meet our needs for the foreseeable future.

We also maintain an office in Aurora, Colorado, located at 24065 E. Wagontrail Ave.. Our telephone number at that location is (303) 358-3840. We believe that the space at this location will meet our needs for the foreseeable future.

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

2010
02/01/10 – 04 30/10
11/01/09 – 01/31/10

2009
08/01/09 – 10/31/09
05/01/09 -  07/31/09
02/01/08 – 04 30/09
11/01/08 – 01/31/09

2008
08/01/08 – 10/31/08
05/01/08 -  07/31/08
02/01/08 – 04/30/08
11/01/07 – 01/31/08

$0.23 $0.21 $0.50 $0.20 $0.30 $0.36 $0.72 $0.84 $1.18 $1.85	$0.04 $0.12 $0.115 $0.075 $0.10 $0.06 $.013 $0.57 $0.43 $0.83

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

We estimate that we have approximately one hundred forty four (144) shareholders of record, excluding beneficial owners whose shares are held in street name.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, including any individual compensation arrangements, the weighted average exercise price and the number of options remaining available for issuance as of April 30, 2010

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders [1]	3,935,000	$0.39	1,065,000

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

During the year ended April 30, 2010, Director’s Peck and Hampton resigned and forfeited their stock options to acquire 600,000 shares each. The Board of Directors appointed Thomas Wharton and David Brennan to the vacant Board seats and on January 4, 2010 granted Director’s Wharton and Brennan options to purchase 200,000 shares each. In addition the Board granted key employees the option to purchase 10,000 shares. The exercise price of the options was $0.15, the closing price of Company shares on January 4, 2010. The options granted on January 4, 2010 become exercisable on January 4, 2011 and expire on January 4, 2015.

Recent Sales of Unregistered Securities

During the last three years, the Company has made the following sales of unregistered securities:

In October, 2007 the Company completed a private placement of 500,000 shares of common stock at $1.00 per share to one investor.

In May, 2008 the Company completed the private placement of 1,000,000 units at $.50 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share.

In July, 2009 the Company completed the private placement of 10,000,000 units at $.05 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one half share of restricted common stock exercisable at $.075 per warrant.

In March 2010, the Company issued 240,000 shares of restricted common stock at a price of $.05 per share, to Thomas Wharton of Wharton Consulting in lieu of payment for consulting services for the period February 16, 2010 through March 15, 2010.   Mr. Wharton is a director of the Company.

In April 2010 the Company completed the private placement of 1,200,000 units at $.05 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.15 per share.

In accordance with FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and, therefore, the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

The above private offerings were made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended.

Section 15(g) of the Securities Exchange Act of 1934

Our Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally accredited investors are entities or institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the special sales practice requirements, the broker/dealer must make a special suitability determination for the purchase and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, these requirements may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and the secondary market; definitions of terms important to gain understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; disclosure of the broker/dealer’s compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

During the fiscal year ended April 30, 2010, we raised $560,000 in private placements. As of April 30, 2010 we had $29,461 of working capital compared to $408,845 as of April 30, 2009, and it is uncertain whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year, which we are not assured of raising.

The plan of operation discussed below in this report for the twelve months ended April 30, 2010, reflects the operations of our current business which is to lease the ARID tool and process to oil and gas companies.

We are in the process of completing field tests of the ARID tool and process, and we are continuing to refine the ARID system to improve field use.  Currently, we have six ARID tools operating in CBM (coal bed methane) gas well bores in the Powder River Basin of Wyoming and have leased another seven to be installed in 2010.

We are adapting the ARID system for use in the coal mining industry. We have also developed a 5 1/2” tool for use in New Mexico and Colorado. Our R&D costs were $1,991 for the year ended April 30, 2010 compared to $12,019 in the year ended April 30, 2009.

Big Cat has received requests for proposals from major coal bed methane operators (CBM/CSNG) in Wyoming and Montana.  Acceptance of any of Big Cat’s proposals would substantially increase the Company’s sales and cash flow.  Further, the ARID In-bore Aquifer Recharge Injection System has been selected as the water handling component for a proof of concept project to enhance the public water supply in the Southwestern United States. The project team includes, among others, a major university and a US Federal Agency. The project involves the collection and re-injection of a combined solution of treated brine water and drinking water into existing drinking water aquifers to enhance and preserve the public drinking water supply for future use.

Big Cat is also in discussions with a service provider in Australia to evaluate the use of the ARID System for handling Coal Seam Natural Gas produced water in Australia prior to major CSNG development in that Country.

If final contracts are achieved for one or more of these projects, fulfillment of the above proposals and new business opportunities may require additional working capital. The Company is currently exploring potential financing options, including private placement and debt opportunities, to provide for the Company’s potential future cash flow requirements.

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

Results of operations

For the year ended April 30, 2010 compared to the year ended April 30, 2009

We reported a net loss of $1,050,294 for the year ended April 30, 2010 compared to a net loss for the year ended April 30, 2009 of $2,664,180. The net loss for the year ended April 30, 2010 contains a non-cash charge of $121,565 related to the issuance of stock options to management compared to a $1,543,625 non-cash charge related to the issuance of stock options to management for the same period in 2009.

We recorded personnel costs of $530,949 during the year ended April 30, 2010, as compared to $2,133,219 during the same period in 2009, which included stock based compensation charge of $104,565 for the year ended April 30, 2010, compared with $1,513,358 for the same period in 2009.

We incurred professional fees of $111,951 during the year ended April 30, 2010, as compared to $177,210 during the same period 2009. Professional fees reflect legal and accounting fees incurred for regulatory filings.

We had selling expense of $392,024 for the year ended April 30, 2010 compared to $316,686 for the same period in 2009. Selling expense included sales salaries, sales related support, commissions paid, marketing consulting fees, advertising and marketing costs.

Our other general and administrative costs were $107,836 during the year ended April 30, 2010, as compared to $127,282 during the same period in 2009. The major components of other general and administrative costs are insurance and marketing expenses in both years.

Liquidity and Capital Resources

Cash used in operating activities was $453,830 for the fiscal year ended April 30, 2010, and $360,626 for the fiscal year ended April 30, 2009. In the fiscal year ended April 30, 2010 cash used in operations was principally our net loss less our non-cash compensation expense of $121,565 and cash provided by trading securities of $356,457. For the fiscal year ended April 30, 2009 cash used in operations was principally from our net loss less non-cash compensation expense of $1,543,625 and net cash provided by trading securities of $709,494.

Cash flows used in investing activities were $31,103 for the fiscal year ended April 30, 2010, and $26,925 cash flow used in investing activities for fiscal year ended April 30, 2009.

Cash flows from financing activities were $560,000 for the fiscal year ended April 30, 2010, and $500,000 for the fiscal year ended April 30, 2010. For the fiscal years ended April 30, 2010 and 2009, cash from financing was principally from the private placements of our stock.

In April 2010 the Company completed the private placement of 1,200,000 units at $.05 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.15 per share.

In March 2010, the Company issued 240,000 shares of restricted common stock at a price of $.05 per share, to Thomas Wharton, Wharton Consulting in lieu of payment for consulting services for the period February 16, 2010 through March 15, 2010.   Thomas Wharton is a Director of the Company.

In July, 2009 the Company completed the private placement of 10,000,000 units at $.05 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one half share of restricted common stock exercisable at $.075 per warrant.

In May, 2008 the Company completed the private placement of 1,000,000 units at $.50 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share.

In accordance with ASC 815, Derivatives and Hedging, and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and, therefore, the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

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

Equity Based Compensation

On January 1, 2006, we adopted ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair value.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Prior to the adoption of ASC 718, we had no stock-based compensation awarded to employees and directors.

Recent Pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal 2010, previous references to new accounting standards and literature are no longer applicable.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Off Balance Sheet Arrangements.

We have no off balance sheet arrangements, other than minor operating lease agreements.

ITEM 8                      FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Big Cat Energy Corporation

We have audited the accompanying balance sheet of Big Cat Energy Corporation (a development stage company) as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the cumulative period from June 19, 1997 (inception) to April 30, 2010. We did not audit the cumulative period from June 19, 1997 (inception) to April 30, 2008.  Those amounts were audited by other auditors whose report dated July 28, 2008 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from June 19, 1997 (inception) to April 30, 2008, is based solely on the report of the other auditors.  Big Cat Energy Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Energy Corporation as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows, and stockholders’ equity of the amounts as presented for the year ending April 30, 2010 and 2009 with the amounts for the corresponding statements for the period from June 19, 1997 (inception) through April 30, 2008. In our opinion the amounts have been properly combined for the period from June 19, 1997 (inception) through April 30, 2008.

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

/s/ Eide Bailly LLP
Greenwood Village, Colorado
August 3, 2010

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	April 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$192,312	$117,245
Certificates of deposit	--	356,487
Accounts receivable-other	--	4,547
Prepaid expenses and other current assets	8,878	20,840
Total current assets	201,190	499,119

Property, Plant and Equipment, at cost
Equipment held for sale	20,118	21,124
Equipment installed	7,544	6,538
Furniture and equipment, net of accumulated depreciation	9,983	12,636
Total	37,645	40,298

Intangible Assets, net	99,465	74,157

Total Assets	$338,300	$613,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$16,104	$35,274
Deferred salaries	96,250	--
Deferred revenue	59,375	55,000
Total current liabilities	171,729	90,274

Stockholders’ Equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 43,481,000 shares and 32,041,000 issued and outstanding, respectively	4,348	3,204
Additional paid-in capital	11,171,937	10,479,516
Deficit incurred during the development stage	(11,009,714)	(9,959,420)
Total stockholders’ equity	166,571	523,300

Total Liabilities and Shareholders’ Equity	$338,300	$613,574

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009 AND
FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2010

	For the Year Ended April 30, 2010	For the Year Ended April 30, 2009	Cumulative from Inception (June 19, 1997) to April 30, 2010

Lease revenues	$96,418	$81,863	$218,281

Expenses:
Personnel cost	530,949	2,133,219	8,162,580
Professional fees	111,951	177,210	723,648
Research and development	1,991	12,019	14,010
Selling expense	392,024	316,686	847,768
Depreciation and amortization	8,448	11,018	22,028
Other operating supplies	1,930	245	4,665
Other general and administrative	107,836	127,282	626,882

Operating Loss	(1,058,711)	(2,695,816)	(10,183,300)

Other Income (Expense):
Interest income	8,417	31,636	123,767
Loss on valuation of Sterling private placement	--	--	(433,000)
	8,417	31,636	(309,233)

Loss Before Discontinued Operations	(1,050,294)	(2,664,180)	(10,492,533)
Loss on Discontinued Operations of Sterling Oil and Gas (net of non-controlling interest of $258,587)	--	--	(517,181)

Net Loss	$(1,050,294)	$(2,664,180)	$(11,009,714)

Net loss per share before discontinued operations	$(.03)	$(.08)
Net loss per share	$(.03)	$(.08)
Weighed average number of common shares outstanding – basic and diluted	39,714,425	32,038,260

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2010

				Deficit
				Incurred
	Common Stock			During
	Shares	Par value $.0001	Additional Paid-in Capital	Development Stage	Total

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$50	$–	$–	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750		25,000
Common stock issued in exchange for assets	12,450,000	1,245	22,745		23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	(844,050)
Stock-based compensation	–	–	2,360,000	–	2,360,000
Net loss	–	–	–	(4,378,294)	(4,378,294)
Balance, April 30, 2008	31,041,000	3,104	8,435,991	(7,295,240)	1,143,855
Sale of units (May 2008) at $0.50 per unit	1,000,000	100	499,900	--	500,000
Stock based compensation	--	--	1,543,625	--	1,543,625
Net loss	--	--	--	(2,664,180)	(2,664,180)
Balance, April 30, 2009	32,041,000	3,204	10,479,516	(9,959,420)	523,300
Sale of units (July 2009) at $0.05 per unit	10,000,000	1000	499,000	--	500,000
Sale of units (April 2010) at $0.05 per unit	1,200,000	120	59,880		60,000
Stock in lieu of payment at $0.05 per share	240 000	24	11,976		12,000
Stock based compensation	--	--	121,565	--	121,565
Net loss	--	--	--	(1,050,294)	(1,050,294)
Balance, April 30, 2010	43,481,000	$4,348	$11,171,937	$(11,009,714)	$166,571

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2010

	2010	2009	Cumulative from Inception (June 19, 1997) to April 30, 2010
Cash Flows from Operating Activities:
Net loss	$(1,050,294)	$(2,664,180)	$(11,009,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	8,448	11,018	22,028
Stock based compensation	121,565	1,543,625	5,865,190
Stock issued for consulting services	12,000	--	12,000
Contributed services and other	--	–	10,425
Cash flow from discontinued operations	--	--	833,369
Changes in operating assets and liabilities:
Accounts receivable-other	4,547	(1,431)	--
Trading securities	356,487	709,494	--
Prepaid and other	11,962	2,641	(8,878)
Deferred revenue	4,375	5,000	59,375
Deferred salaries	96,250	--	96,250
Payables and accrued liabilities	(19,170)	33,207	16,104
Net cash (used in) operating activities	(453,830)	(360,626)	(4,103,851)
Cash Flows from Investing Activities:
Purchase of unproved oil and gas properties	--	--	(1,794,231)
Purchase of equipment	(995)	(6,639)	(18,941)
Purchases of equipment held for sale	--	--	(27,662)
Intangible assets	(30,108)	(20,286)	(88,546)
Cash flow used in discontinued operations	--	--	(133,757)
Net cash provided by (used in) investing activities	(31,103)	(26,925)	(2,063,137)
Cash Flows from Financing Activities:
Proceeds from sale of common stock	560,000	500,000	6,107,901
Cash paid for offering costs	--	–	(21,752)
Proceeds from related party advances	--	–	51,618
Repayment of related party advances	--	–	(29,036)
Cash flow provided by discontinued operations	--	--	250,569
Net cash provided by financing activities	560,000	500,000	6,359,300
Net Increase (Decrease) in Cash and Cash Equivalents	75,067	112,449	192,312
Cash and Equivalents, at beginning of period	117,245	4,796	--
Cash and Equivalents, at end of period	$192,312	$117,245	$192,312
Non-Cash Transaction:
Spin off of Sterling subsidiary	$--	$--	$1,794,231
Forgiveness of debt by related party, accounted for as capital contributed	$--	$–	$22,582
Stock issued to related party for ARID technology	$--	$–	$23,990

See accompanying notes to financial statement.

1.	Organization and Nature of Operations:

Big Cat Energy Corporation (“Big Cat” or the “Company”), a Nevada corporation, owns the exclusive right to a patented technology known as Aquifer Recharge Injection Device (ARID) which allows Coal Bed Methane (CBM) operators to re-inject water produced from productive coal seams. The ARID tool uses the existing well bore to move water from the producing coal seam to depleted aquifers of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones. These aquifers are identified from the geophysical logs.  The Company is in the development stage in accordance with FASB Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has been in the development stage since inception and has yet to generate any significant revenue-producing operations. Activities since its inception have primarily involved its organization, development of the Company and more recently, its ARID initiative.

2.	Liquidity:

Going Concern – As of April 30, 2010 the Company had working capital of $29,461 and stockholders’ equity of $166,571.  We have realized minimal revenues and have incurred significant losses from operations and used significant cash flow to fund operations for the fiscal years presented. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors and realization of substantial leases.  This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year.  The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Advertising-The Company expenses advertising costs as they are incurred.

Intangible Assets – The Company capitalized the costs to patent the ARID process and ARID trademark. These costs are being amortized over the life, twenty (20) years, of the patents on a straight line basis. The intangibles serve as collateral for the accrued deferred salaries.  The Company expects to record amortization expense for subsequent period as follows

FY 2011                      $5,627
FY 2012                      $5,627
FY 2013                      $5,627
FY 2014                      $5,627
FY 2015                      $5,627
              Thereafter                      $71,329

Concentrations of Credit Risk – The Company’s cash equivalents and accounts receivable are exposed to concentrations of credit risk.  The Company manages and controls this risk by investing the cash equivalents with major financial institutions and by closely monitoring the collection of accounts receivable.

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

Concentration of Customer Base-The Company has three customers as of April 30, 2010 compared to one customer as of April 30, 2009.

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

We adopted ASC 740, Income Taxes as of April 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of April 30, 2010 or 2009. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of April 30, 2010 or 2009.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value due to the short term nature of these balances.

Fair Value Measurements are determined by the Company’s adoption of ASC 820 Fair Market Measurement and Disclosures as of May 1, 2008, including the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of ASC 820 did not have a material impact on the Company’s fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous market) for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company’s assumptions,

ASC 820 requires the use of observable market data if such data is available without undue cost and effect.

	Fair Value Measurements at Reporting Date Using
Description	April 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$356,487	$0	$356,487	$0
Total	$356,487	$0	$356,487	$0

Stock-Based Compensation – The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense for stock-based compensation for the year ended April 30, 2010 of $121,565 compared to $1,543,625 for the year ended April30, 2009.

Research and Development Expenditures – Costs related to the research, design, and development of products are charged to research and development expenses as incurred.  The Company incurred $1,991 of research and development costs for the year ended April 30, 2010, compared to research and development expenses of $12,019 for the year ended April 30, 2009.

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

As of April 30, 2010 the Company had 43,481,000 shares of common stock outstanding and options to purchase 12,235,000 shares issued that would be potentially dilutive. At April 30, 2009, the Company had 32,041,000 shares of common stock outstanding.  The Company has options to purchase 6,725,000 shares issued that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

Other Comprehensive Income – The Company does not have any items of other comprehensive income for the years ended April 30, 2010 and 2009.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Revenue Recognition-The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the company records deferred revenue as an, Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At April 30, 2010 the Company recorded $59,375 as Other Current Liabilities for deferred revenue compared to $55,000 at April 30, 2009, The Company has recorded $0 for Long Term Obligations in both years.

Reclassifications – Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year.  Such reclassifications had no effect on the Company’s net loss in any of the periods presented.

Recent Pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal 2010, previous references to new accounting standards and literature are no longer applicable.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

4.	Related Party Transactions:

For year ended April, 30 2010 and 2009, the officers of the company provided management services to its affiliated company, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services. The Company also retained Wharton Consulting to provide marketing service to the Company. Thomas E,. Wharton, a Director for the Company, is the managing partner of Wharton Consulting. The Company recorded consulting fees to Mr. Wharton and Wharton Consulting of $127,635 for the year ended April 30, 2010, which included non-cash transactions of $12,000 for stock issued in lieu of payment and $17,000 for warrants issued.. There were no payments to Wharton Consulting for the year ended April 30. 2009.  As of April 30, 2010, the Company owed $6,000 to Wharton Consulting which has been included in Accounts Payable and Acrrued Liabilities in the accompanying balance sheet.

5.	Shareholders’ Equity:

Private Offerings –

In April 2010 the Company completed a private placement of 1,200,000 units for $60,000 ($.05 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one restricted share of its common stock.   Warrants are exercisable for $.15 and must be exercised on or before April 9, 2015. Following the sale, the Company had 42,041,000 common shares issued and outstanding.

In March 2010, the Company issued 240,000 shares of restricted common stock at a price of $.05 per share, to Thomas Wharton, Wharton Consulting who is also a Director of the Company, in lieu of payment for consulting services for the period February 16, 2010 through March 15, 2010,

In July 2009 the Company completed a private placement of 10,000,000 units for $500,000 ($.05 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one half restricted share of its common stock.   Warrants are exercisable for $.075 and must be exercised on or before July 28, 2012.

In May 2008, the Company completed the private placement of 1,000,000 units for $500,000 ($.50 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.75 per share.

The above private offerings were made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended.

In accordance with ASC 815, Derivatives and Hedging, and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

6.	Stock Option Plan:

The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan.  During Fiscal 2009 the Board of Directors granted options to purchase 1,665,000 shares to directors, officers and key employees and consultants of the Company, effective December 31, 2008. The exercise price of the options was $0.12, the closing price of Company shares on December 31, 2008. The options grant on December 31, 2008 become exercisable on December 31, 2009 and expire on December 31, 2014. During Fiscal 2010 the Board of Directors granted options to purchase 410,000 shares to outside directors and key employees of the Company, effective January 4, 2010. The exercise price of the options was $0.15, the closing price of Company shares on January 4, 2010. The options granted on December 31, 2008 become exercisable on January 4, 2011 and expire on January 4, 2015. Also during Fiscal 2010, Charles Peck and George Hampton, resigned as Directors of the Company and forfeited their stock options to purchase 600,000 shares each.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date.  The fair values of options granted and vested were calculated using the following weighted-average assumptions:

	Year ended April 30, 2010	Year ended April 30, 2009
Expected dividend yield	–	–
Expected price volatility	152%	125%
Risk free interest rate	2.65%	1.55%
Expected term of options (in years)	5 years	6 years

A summary of option activity under the Plan and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding – May 1, 2006	–	$–	–	$–
Granted during period	1,550,000	.50	–	–
Exercised during period	–	–	–	–
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –April 30, 2007	1,550,000	.50	5	$3,934,172
Granted during period	1,860,000	.62	--	--
Exercised during period	--	--	--	--
Forfeited during period	(250,000)	.50	--	--
Expired during period	–	–	–	–
Options outstanding –April 30, 2008	3,160,000	.56	4.54	$5,214,990
Granted during period	1,665,000	.12	5.00	172,150
Exercised during period	–	–	–	--
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –April 30, 2009	4,825,000	.42	5.00	$5,387,140
Granted during period	410,000	.15	4.68	52,617
Exercised during period	--	--	--	--
Forfeited during period	(1,300,000)	--	--	(1,532,051)
Expired during period	--	--	--	--
Options outstanding-April 30, 2010	3,935,000	$.39	3.37	$3,907,705

Exercisable at April 30, 2010	3,559,167	$0.41	3.24	$3,855,089

The weighted average grant date intrinsic value of options granted during the years ended April 30, 2010 and 2009 was $0.15 and $0.12 per share respectively.  The weighted average remaining contractual term is three years for all options outstanding.

As of April 30, 2010, and 2009 the options are fully vested.  Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the options as if they vest over a two-year period.   There have been no options exercised under the terms of the Plan.

A summary of warrants activity for the periods ending is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding – May 1, 2007	–	$–	–	$–
Issued during period	1,000,000	.75	3.	–
Exercised during period	–	–	–	–
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Warrants outstanding –April 30, 2008	1,000,000	75	3	--
Issued during period	1,000,000	.75	3	--
Exercised during period	--	--	--	--
Forfeited during period			--	--
Expired during period	–	–	–	–
Warrants outstanding –April 30, 2009	2,000,000	.75	3	--
Issued during period	6,300,000	.15	4.33	--
Exercised during period	–	–	–	--
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Warrants outstanding –April 30, 2010	8,300,000	.42	5.00	--

Exercisable at April 30, 2010	8,300,000	$0.29	2.36	--

7.	Income Taxes:

Deferred tax assets (liabilities) are comprised of the following:

	April 30
	2010	2009

Deferred tax assets:
Stock-based compensation	$2,053,000	$2,010,000
Deferred revenue and salaries	54,000	--
Net operating loss and credit carryforwards	1,407,000	1,184,000
Total deferred tax assets	3,514,000	3,194,000
Valuation allowance	(3,514,000)	(3,194,000)

	$–	$–

A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

	April 30
	2010	2009

Expected benefit at federal statutory rate	(35%)	(35%)
State taxes net of federal benefit	--	(--)
Permanent differences	.12%	--
Change in rate	--	--
Other-true up rate	--	10.83%
Change in valuation allowance	34.88%	24.17%
	–	–

The Federal net operating loss (NOL) carryforward of approximately $4,020,000 as of April 30, 2010 expires on various dates through 2030.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

We have not recorded any provision for uncertain tax positions.

8.	Subsequent Events:

Management has evaluated all activity of the Company and concluded no subsequent events have occurred that would require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with changes in accountants, there have been no reportable disagreements or reportable events.

ITEM 9A(T).                                CONTROLS AND PROCEDURES.

Based on an evaluation required by paragraph (b) of  §240.13a–15 of the effectiveness of the registrant's disclosure controls and procedures (as defined in §240.13a–15(e)), the Company’s principal executive officer and principal financial officer concluded that, as of April 30, 2010, its disclosure controls and procedures are effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The framework used by management to evaluate the effectiveness of the registrant's internal control over financial reporting as required by paragraph (c) of §240.13a–15 is the COSO Internal Control – Integrated Framework.  Based on management’s assessment, management concluded that the Company internal control over financial reporting is effective as of April 30, 2010.    This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2010.

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

The name, age and position of our directors and officers is set forth below:

Name	Age	Position Held

Timothy G. Barritt	60	President, Principal Executive Officer, and Director
Richard G. Stockdale	66	Vice President and Director
Raymond P. Murphy	51	Chief Operations Officer and Director
Richard G. Stifel Thomas E. Wharton David D. Brennan	63 48 40	Secretary, Treasurer & Principal Financial Officer Director Director

Our directors serve until our next annual meeting of the stockholders and until a successor is elected and qualified or until he or she resigns if earlier. Each Director has served since his appointment.  The Board of Directors appoints the officers and their terms of office are at the discretion of the Board of Directors.

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

Thomas E. Wharton, Director. Mr. Wharton has served as Managing Partner for Wharton Consulting, a Wyoming Limited Liability corporation from 1998 to present. Also during that time he served as President/Owner of Herbal Remedies USA LLC, a Wyoming Limited Liability corporation, from 2001-2009. He served as interim CEO/Director for Isecuretrac Corp., of Nebraska from 2004-2006. He served as President of Poppe Tyson Interactive from 1996-1998 and served as CFO for Poppe Tyson/BJKE from 1987-1996, both companies of New York. Mr. Wharton received a BSBA degree from Creighton University in 1983. Currently, Wharton Consulting and Mr. Wharton are performing sales and marketing consulting services for Big Cat Energy Corporation.

David D. Brennan, Director. Mr. Brennan has served as owner of Brennan Engineering Inc., a Wyoming corporation from 1999 to present. Mr. Brennan is active in the Gillette, Wyoming area and has business relationships through Brennan Engineering Inc. that include Marathon Oil, Devon Energy, Williams Production, RMT Company, Fidelity E&P Company and Yates Petroleum. Mr. Brennan served as a field systems engineer for Cummins Engine Company, of Indiana from 1997-1999. Mr. Brennan received a BSEE degree from North Dakota State University in 1997.

Change in Control.   Effective July 27, 2009, the Company approved the sale to Michael Schaefer of 10,000,000 units of the Company’s securities for $.05 per unit, each unit consisting of one share of restricted common stock and one warrant to purchase a half share of restricted common stock exercisable for $.075 per warrant.   Mr. Schaefer is a principal shareholder of the Company (See “Securities Ownership of Certain Beneficial Owners and Management”).   Following the purchase, Mr. Schaefer owns approximately 27.5% of the issued and outstanding stock of the Company.   Upon exercise of his warrants to purchase an additional 5,000,000 shares, Mr. Schaefer would own approximately 35.1% of the total issued and outstanding stock of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance.   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended April 30, 2010, and thereafter, all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were timely met.

Code of Ethics.   The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics will be furnished upon request without charge.

Board of Director’s Meetings and Attendance at Shareholder Meetings

The Company does not have nominating, compensation or audit committees of the Board. The full board conducts the function of an audit committee.  There were seven meetings of the Board of Directors held during the last fiscal year.    All members of the board were in attendance at the meetings.  The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, may on occasion preclude attendance at shareholder meetings.

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

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen-	Stock	Underlying	LTIP	All Other
Name and Principal	Fiscal	Salary	Bonus	sation	Award(s)	Options /	Payouts	Comp.
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	($) [5]

Timothy Barritt	2010	92,916	0	0	0	0	0	18,492
President & CEO	2009	125,000	0	0	0	300,000 [6]	0	15,596
	2008	125,000	0	0	0	300,000 [1]	0	1,733

Raymond Murphy	2010	92,916	0	0	0	0	0	14,476
COO	2009	125,000	0	0	0	300,000 [7]	0	10,873
	2008	125,000	0	0	0	300,000 [2]	0	1,170

Richard Stockdale	2010	31,250	0	0	0	0	0	596
Vice President	2009	125,000	0	0	0	300,000 [8]	0	2,290
	2008	125,000	0	0	0	300,000 [3]	0	470

Richard G. Stifel	2010	30,500	0	0	0	0	0	10,669
CFO & Secretary	2009	125,000	0	0	0	250,000 [9]	0	18,649
	2008	62,500	0	0	0	250,000 [4]	0	1,957

Robert Goodale, Former CFO & Secretary	2008	62,500	0	0	0		0	0

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

[4]           We granted to Mr. Stifel stock options to purchase 250,000 shares of our common stock on April 30, 2008 as compensation for services as our chief financial officer and secretary. These options are exercisable at a price of $0.62 per share until April 30, 2013.

[5]           The Company pays for the officer’s health insurance, disability insurance, dental insurance and life insurance as part of their compensation package.

[6]           We granted to Mr. Barritt stock options to purchase 300,000 shares of our common stock on December 31, 2008 as compensation for services as our president, chief executive officer, and director. These options are exercisable at a price of $0.12 per share until December 31, 2014.

[7]           We granted to Mr. Murphy stock options to purchase 300,000 shares of our common stock on December 31, 2008 as compensation for services as our chief operating officer and director. These options are exercisable at a price of $0.12 per share until December 31, 2014.

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

Option/SAR Grants in the Last Fiscal Year

Name and Principal Position	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year [1]	Exercise Price ($/Share	Expiration Date
Thomas E. Wharton Director	200,000 [2]	48.78%	$0.15	January 4, 2015
David D. Brennan Director	200,000 [3]	48.78%	$0.15	January 4, 2015

[1]           The total number of options outstanding at April 30, 2010 was 3,935,000 which is arrived at by calculating the total number of new options awarded to officers and directors during the fiscal year ended April 30, 2010.

[2]           We granted to Mr. Wharton stock options to purchase 200,000 shares of our common stock on January 4, 2010 as an incentive for acting as a director of our Company. These options are exercisable at a price of $0.15 per share until January 4, 2015.

[3]           We granted to Mr. Brennan stock options to purchase 200,000 shares of our common stock on January 4, 2010 as an incentive for acting as a director of our Company. These options are exercisable at a price of $0.15 per share until January 4, 2015.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
(a)	(b)	(c)	(d)	(e)

Timothy Barritt			900,000 [1]	762,000 [1]
Chief Executive Officer

Richard Stifel			750,000 [1]	155,000 [1]
Chief Financial Officer

Raymond Murphy			900,000 [1]	762,000 [1]
Chief Operations Officer

Richard Stockdale			900,000 [1]	762,000 [1]
Vice-President

[1]           Exercisable options

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Timothy Barritt Principal Executive Officer	300,000 300,000 300,000	-- -- --		0.50 0.62 0.12	4/27/2012 4/30/2013 12/31/2014

Richard Stifel Principal Financial Officer	250,000 250,000 250,000	-- -- --		0.50 0.62 0.12	4/27/2012 4/30/2013 12/31/2014

Raymond Murphy Chief Operations Officer	300,000 300,000 300,000	-- -- --		0.50 0.62 0.12	4/27/2012 4/30/2013 12/31/2014

Richard Stockdale Vice President	300,000 300,000 300,000	-- -- --		0.50 0.62 0.12	4/27/2012 4/30/2013 12/31/2014

During the fiscal year ended April 30, 2010, no stock options were exercised by our executive officers or directors.    See narrative disclosure regarding the option plan under “Equity Compensation Plan Information 2007 Nonqualified Stock Option Plan” for additional information regarding the 2007 Nonqualified Stock Option Plan.

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

Director Compensation Table
Long Term Compensation
	Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Other
			Annual	Restricted	Securities
	Fees		Compensa-	Stock	Underlying	LTIP	All Other
Name and Principal	Earned	Bonus	tion	Award(s)	Options /	Payouts	Comp.
Position	($)	($)	($)	($)	SARs (#)	($)	($)
Thomas E. Wharton	0	0	0	0	200,000 [1]	0	$92,635
David D. Brennan	1,333	0	0	0	200,000 [2]	0	0

[1]           We granted to Mr. Wharton stock options to purchase 200,000 shares of our common stock on January 4, 2010 as an incentive for acting as a director of our Company. These options are exercisable at a price of $0.15 per share until January4, 2015.

[2]           We granted to Mr. Brennan stock options to purchase 200,000 shares of our common stock on January 4, 2010 as an incentive for acting as a director of our Company. These options are exercisable at a price of $0.15 per share until January 4, 2015.

 Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below each has direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.

Name and Address of	Title of	Amount and Nature of	Percentage of
Beneficial Owner	Class	Beneficial Ownership [1]	Ownership [2]

Timothy Barritt	common stock	3,900,000 [3]	8.8%
Raymond Murphy	common stock	3,900,000 [4]	8.8%
Richard Stockdale	common stock	3,900,000 [5]	8.8%
Richard G. Stifel	Common stock	804,900 [6]	1.8%
Thomas E Wharton	Common stock	340,000 [8]	0.8%
David D. Brennan	Common Stock	0 [9]	0.0%

All officers and directors as		13,044,900	27.5%
a group (5 Individuals)

Michael Schaefer	Common stock	17,000,000 [7]	35.1%
25 Burger Lane
Buffalo, WY 82834

[1]           Totals for beneficial ownership are determined in accordance with the rules of the Securities and Exchange Commission and generally include shares as to which voting or investment power with respect to securities is held by the person. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 29, 2010 are also included in totals and are deemed outstanding for purposes of computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

[2]           Percentages for each individual and for the group are based on 43,481,000 shares of common stock outstanding on July 29, 2010 plus the additional shares subject to presently exercisable options for each individual or the group..

[3]           Includes 900,000 options currently exercisable.

[4]           Includes 900,000 options currently exercisable.

[5]           Includes 900,000 options currently exercisable.

[6]           Includes 750,000 options and 50,000 warrants currently exercisable.

[7]           Includes warrants to purchase 5,000,000 shares at $0.15 that expire July 2012

[8}           Includes 100,000 warrants currently exercisable at $0.14. The 200,000 options granted become exercisable on January 4, 2011 and are not included in the total.

[9]           The 200,000 options granted become exercisable on January 4, 2011 and are not included in the total.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During Fiscal 2010 and 2009, the officers of the Company provided management services to its affiliated company, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services.

In March 2010, the Company issued 240,000 shares of restricted common stock at a price of $.05 per share, to Thomas Wharton, Wharton Consulting, who is also a Director of the Company, in lieu of payment for consulting services for the period February 16, 2010 through March 15, 2010. Wharton Consulting provides marketing consulting services to the Company.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$0.00	Hein & Associates LLP, Certified Public Accountants
2009	$36,641.00	Hein & Associates LLP, Certified Public Accountants

2010	$29,755.00	Eide Bailly LLP, Certified Public Accountant
2009	$9,286.00	Eide Bailly LLP, Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$1,688.00	Hein & Associates LLP, Certified Public Accountants
2009	$0.00	Hein & Associates LLP, Certified Public Accountants

2010	$0.00	Eide Bailly LLP, Certified Public Accountant
2009	$0.00	Eide Bailly LLP, Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0.00	Hein & Associates LLP, Certified Public Accountants
2009	$0.00	Hein & Associates LLP, Certified Public Accountants

2010	$3,675	Eide Bailly LLP, Certified Public Accountant
2009	$0.00	Eide Bailly LLP, Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0.00	Hein & Associates LLP, Certified Public Accountants
2009	$0.00	Hein & Associates LLP, Certified Public Accountants

2010	$0.00	Eide Bailly LLP, Certified Public Accountant
2009	$0.00	Eide Bailly LLP, Certified Public Accountants

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

(1)  Financial Statements

The financial statements of Big Cat Energy Corporation and the independent registered public accounting firms report dated August 3, 2010, are incorporated in Item 8 of this report.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August, 2010.

BIG CAT ENERGY CORPORATION

BY:	/s/ Timothy Barritt
Timothy Barritt, President and Principal Executive Officer

BY:	/s/ Richard G. Stifel
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Timothy Barritt	President, Principal Executive Officer,	August 10, 2010
Timothy Barritt	and a member of the Board of Directors

Chief Operations Officer, and
/s/ Raymond Murphy	a member of the Board of Directors	August 10, 2010
Raymond Murphy

/s/ Richard G. Stockdale	Vice President, and a member of the	August 10, 2010
Richard G. Stockdale	Board of Directors

/s/ Thomas E. Wharton
Thomas E. Wharton	A member of the Board of Directors	August 10, 2010

/s/ David d. Brennan
David d. Brennan	A member of the Board of Directors	August 10, 2010