Form 10-Q
period 2010-07-31
BIG CAT ENERGY CORP
filed 2010-09-10
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  July 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,844,334 shares of common stock, $.0001 par value as of September 10, 2010

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of July 31, 2010 (Unaudited) and April 30, 2010	3

		Condensed Statements of Operations for the three months ended July 31, 2010 and 2009, and for the cumulative period from June 19, 1997 (inception) through July 31, 2010(Unaudited)	4

		Condensed Statements of Cash Flows for the three months ended July 31, 2010 and 2009, and for the cumulative period from June 19, 1997 (inception) through July 31, 2010(Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the three months ended July 31, 2010 and the cumulative period from June 19, 1997 (inception) through July 31, 2010 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	ITEM 4T.	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION		18

	ITEM 1.	Legal Proceedings	18

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	ITEM 3.	Default Upon Senior Securities	18

	ITEM 4.	Submission of Matters to a Vote of Security Holders	18

	ITEM 5.	Other Information	18

	ITEM 6.	EXHIBITS	18

	SIGNATURES		19

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	July 31, 2010 (unaudited)	April 30, 2010
Assets
Current assets:
Cash and cash equivalents	$13,036	$192,312
Prepaid expenses and other current assets	7,611	8,878
Total current assets	20,647	201,190

Property, plant and equipment, at cost:
Equipment held for sale	20,118	20,118
Equipment installed	7,544	7,544
Furniture and equipment, net of accumulated depreciation	9,059	9,983
Total	36,721	37,645

Intangible assets, net	109,114	99,465

Total assets	$166,482	$338,300

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$24,593	$16,104
Deferred salary	126,250	96,250
Deferred revenue	35,000	59,375
Total current liabilities	185,843	171,729

Shareholders’ equity (deficit):
Common stock, $.0001 par value; 100,000,000 shares authorized,
43,844,334 and 43,481,000 shares issued and outstanding
at July 31, 2010 and April 30, 2010 respectively	4,384	4,348
Additional paid-in capital	11,204,418	11,171,937
Deficit accumulated during development stage	(11,228,163)	(11,009,714)

Total shareholders’ equity (deficit)	(19,361)	166,571

Total liabilities and shareholders’ equity	$166,482	$338,300

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended July 31,		June 19, 1997 (Inception) Through July 31,
	2010	2009	2010
Lease revenues	$24,375	$20,625	$242,656

Costs and expenses:
Personnel costs	112,688	160,205	8,275,268
Professional fees	54,979	52,474	778,627
Research and development	--	--	14,010
Selling expense	57,831	69,251	905,599
Depreciation and amortization	2,414	1,948	24,442
Other operating supplies	--	1,378	4,665
Other general and administrative expenses	15,392	33,737	642,274

Operating Loss	(218,929)	(298,368)	(10,402,229)

Other Income (Expense)
Interest income	480	1,567	124,247
(Loss) on valuation from private placement	--	--	(433,000)
	480	1,567	(308,753)
Loss before discontinued operations	(218,449)	(296,801)	(10,710,982)

Discontinued operations	--	--	(517,181)

Net loss	$(218,449)	$(296,801)	$(11,228,163)

Net loss per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding-basic and diluted	43,657,776	32,367,087

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended July 31,		June 19, 1997 (Inception) Through July 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(218,449)	$(296,801)	$(11,228,163)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion, depreciation and amortization	2,414	1,948	24,442
Stock based compensation	14,350	32,037	5,879,540
Stock in lieu of payment	18,167	--	30,167
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	--	833,369
Changes in operating assets and liabilities:
Accounts receivable	--	1,477	--
Trading securities	--	305,185	--
Prepaid and other	1,267	(1,408)	(7,611)
Payables	8,489	2,883	24,593
Deferred revenue	(24,375)	(20,625)	35,000
Deferred salaries	30,000	6,250	126,250
Net cash provided by (used in)
operating activities	(168,137)	30,946	(4,271,988)

Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
Purchase inventory	--	--	(27,662)
Equipment purchases	--	--	(18,941)
Other assets	(11,139)	(7,027)	(99,685)
Cash used in discontinued operations	--	--	(133,757)
Net cash (used in)
investing activities	(11,139)	(7,027)	(2,074,276)

Cash flows from financing activities:
Proceeds from related party advances	--	--	51,618
Repayment of related party advances	--	--	(29,036)
Proceeds from the sale of common stock	--	500,000	6,107,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	--	250,569
Net cash provided by
financing activities	--	500,000	6,359,300

Net Increase (Decrease) in cash and
cash equivalents	(179,276)	(523,919)	13,036

Cash and cash equivalents:
Beginning of period	192,312	117,245	--

End of period	$13,036	$641,164	$13,036

Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as Capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil & Gas	$--	$--	$1,794,231
See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Changes in Shareholders’ Equity
For the Three Months ended July 31, 2010 and
the Cumulative Period from June 19, 1997 (Inception) Through July 31, 2010
(Unaudited)

				Deficit
				Incurred
			Additional	During
		Par value	Paid-in	Development
	Shares	$.0001	Capital	Stage	Total
Balance, at Inception (June 19, 1997)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$50	$–	$–	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750	--	25,000
Common stock issued in exchange for assets	12,450,000	1,245	22,745	--	23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	(844,050)
Stock-based compensation	–	–	2,360,000	–	2,360,000
Net loss	–	–	–	(4,378,294)	(4,378,294)

Balance, April 30, 2008	31,041,000	3,104	8,435,991	(7,295,240)	1,143,855
Sale of units (May 2008) at $0.50 per unit	1,000,000	100	499,900	--	500,000
Stock based compensation	--	--	1,543,625	--	1,543,625
Net loss	--	--	--	(2,664,180)	(2,664,180)

Balance, April 30, 2009	32,041,000	3,204	10,479,516	(9,959,420)	523,300
Sale of units (July 2009) at $0.05 per unit	10,000,000	1000	499,000	--	500,000
Sale of units (April 2010) at $0.05 per unit	1,200,000	120	59,880	--	60,000
Stock in lieu of payment at $0.05 per share	240 000	24	11,976	--	12,000
Stock based compensation	--	--	121,565	--	121,565
Net loss	--	--	--	(1,050,294)	(1,050,294)

Balance, April 30, 2010	43,481,000	4,348	11,171,937	(11,009,714)	166,571
Stock in lieu of payroll at $0.05 per share	363,334	36	18,131	--	18,167
Stock based compensation	--	--	14,350	--	14,350
Net loss	--	--	--	(218,449)	(218,449)

Balance, July 31, 2010	43,844,334	$4,384	$11,204,418	$(11,228,163)	$(19,361)

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Presentation, Organization and Nature of Operations

Presentation

The accompanying unaudited financial statements of Big Cat Energy Corporation (the “Company”) at July 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2010. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended July 31, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2010 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2010.

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

Note 2:  Liquidity

Going Concern

As of July 31, 2010, the Company had a working capital deficit of $165,196 and stockholders’ deficit of $19,361. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors and receipt of approved proposals. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Intangible Assets – The Company capitalized the costs to patent the ARID process and ARID trademark. These costs are being amortized over the life, twenty (20) years, of the patents on a straight line basis. The intangibles serve as collateral for the accrued deferred salaries.  The Company expects to record amortization expense for subsequent period as follows:

FY 2011                      $6,128
FY 2012                      $6,184
FY 2013                      $6,184
FY 2014                      $6,184
FY 2015                      $6,184
Thereafter                      $78,250

Concentrations of Credit Risk – The Company’s cash equivalents are exposed to concentrations of credit risk.  The Company manages and controls this risk by investing the cash equivalents and short term investments with major financial institutions.

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

Concentration of Customer Base-The Company has three customers as of July 31, 2010 compared to two as of July 31, 2009.

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

We adopted ASC 740, Income Taxes as of April 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of July 31, 2010 or 2009. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of July 31, 2010 or 2009.

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

Stock-Based Compensation – The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense for stock-based compensation for the three months ended July 31, 2010 of $14,350 compared to $32,037 for the three months ended July 31, 2009.

Research and Development Expenditures – Costs related to the research, design, and development of products are charged to research and development expenses as incurred.  The Company did not incur any research and development costs for the three months ended July 31, 2010 or 2009.

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

As of July 31, 2010 the Company had 43,844,334 shares of common stock outstanding and options to purchase 12,235,000 shares issued that would be potentially dilutive. At July 31, 2009, the Company had 42,041,000 shares of common stock outstanding.  The Company has options outstanding to purchase 11,035,000 shares that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

Other Comprehensive Income – The Company does not have any items of other comprehensive income for the three months ended July 31, 2010 and 2009.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Revenue Recognition-The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the Company records deferred revenue as an Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At July 31, 2010 the Company recorded $35,000 as Other Current Liabilities for deferred revenue.

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

Note 4:   Shareholders’ Equity

Private Offerings

During the three months ended July 31, 2010, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $18,167 in salary.

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

As of July 31, 2010, and 2009 the options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through December 31, 2014.  Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the options as if they vest over a two-year period.   There have been no options exercised under the terms of the Plan.

The Company expects to recognize approximately $38,000 in stock compensation expense ratably through April 30, 2011.  There have been no options exercised under the terms of the Plan.

Note 6:   Income Tax

The Federal net operating loss (NOL) carryforward of approximately $4,216,000 as of July 31, 2010 expires on various dates through 2030.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.  We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Note 7:              Related Party Transactions

For the three months ended July 31, 2010 and 2009, the officers of the company provided management services to its affiliated company, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services. The Company also retained Wharton Consulting to provide marketing service to the Company. Thomas E, Wharton, a Director for the Company, is the managing partner of Wharton Consulting. The Company recorded consulting fees to Mr. Wharton and Wharton Consulting of $36,000 for the three months ended July 31, 2010, compared to $4,000 for the three months ended July 31, 2009. At July 31, 2010, the Company owed Wharton Consulting $12,000 and $6,000 at April 30, 2010, both of which have been included in accounts payable and accrued liabilities in the accompanying balance sheet.

Note 8:              Subsequent Events

Management has evaluated all activity of the Company and concluded no subsequent events have occurred that would require disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking” statements that reflect our current views with respect to future events and financial performance. All statements include in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

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

Results of Operations

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

We reported a net loss for the three months ended July 31, 2010 of $218,449 compared with a net loss of $296,801 during the three months ended July 31, 2009. The net loss for the three months ended July 31, 2010 included $14,350 attributable to non-cash consideration related to the issuance of stock options to management compared to $32,037 for the same period in 2009.

We recorded personnel costs of $112,688 during the three month period ended July 31, 2010, as compared to $160,205 during the same period in 2009. As noted above, we recorded a stock based compensation charge of $14,350 for the three month period ended July 31, 2010, compared with $29,562 for the same period in 2009.

We incurred professional fees of $54,979 during the three month period ended July 31, 2010, as compared to $52,474 during the same period 2009. Most of the professional fees relate to the cost of required for SEC filings.

We incurred selling costs of $57,831 for the three months ended July 31, 2010, as compared to $69,251 for the same period in 2009. The decrease is a result in lower sales salaries in the three months ended July 31, 2010.

Our other general and administrative costs were $15,392 during the three month period ended July 31, 2010, as compared to $33,737 during the same period in 2009. The major component of other general and administrative costs is insurance expense in both years.

Liquidity and Capital Resources

As of July 31, 2009, we had working capital deficit of $165,196; therefore, we may seek additional sources of capital for the coming year.

Cash used in operating activities was $168,137 for the three months ended July 31, 2010, compared to cash provided by operating activities of $30,946 for the three months ended July 31, 2009. For the three months ended July 31, 2010, cash used in operations was principally from our net loss offset by non-cash compensation expense of $14,350 and stock in lieu of payments of $18,167.  In the three month period ended July 31, 2009 cash provided by operations was principally attributed to our net loss offset by our non-cash compensation expense of $32,037 and cash from trading securities $305,185.

Cash flows used in investing activities were $11,139 for the three months ended July 31, 2010, and $7,027 for the three months ended July 31, 2009. Both amounts are nominal.

There were no cash flows from financing activities for the three months ended July 31, 2010 compared to $500,000 for the three months ended July 31, 2009. For the three months ended July 31, 2009 cash from financing was principally from the private placement of our stock.

During the three months ended July 31, 2010, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $18,167 in salary.

There were no financing transactions for the three months ended July 31, 2010.

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

Financial Instruments and Other Information

As of July 31, 2010 we had cash and cash equivalents, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2010 and April 30, 2010, there were no off –balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2010.     Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of July 31, 2010 the Company’s disclosure controls and procedures are effective.

 There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of September, 2010.

BIG CAT ENERGY CORPORATION

BY:	/s/ Timothy Barritt
Timothy Barritt, President and Principal Executive Officer

BY:	/s/ Richard G. Stifel
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer