Form 10-Q
period 2010-10-31
BIG CAT ENERGY CORP
filed 2010-12-10
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  October 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,844,334 shares of common stock, $.0001 par value as of December 10, 2010

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Balance Sheets as of October 31, 2010 (Unaudited) and April 30, 2010	3

		Condensed Statements of Operations for the three months ended October 31, 2010 and 2009, for the six months ended October 31, 2010 and 2009 and for the cumulative period from June 19, 1997 (inception) through October 31, 2010 (Unaudited)	4

		Condensed Statements of Cash Flows for the six months ended October 31, 2010 and 2009, and for the cumulative period from June 19, 1997 (inception) through October 31, 2010 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the six months ended October 31, 2010 and the cumulative period from June 19, 1997 (inception) to October 31, 2010 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	ITEM 4T.	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION		18

	ITEM 1.	Legal Proceedings	18

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	ITEM 3.	Default Upon Senior Securities	18

	ITEM 4.	Submission of Matters to a Vote of Security Holders	18

	ITEM 5.	Other Information	18

	ITEM 6.	EXHIBITS	18

	SIGNATURES		18

PART I.

ITEM 1. FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	October 31, 2010 (unaudited)	April 30, 2010
Assets
Current assets:
Cash and cash equivalents	$14,746	$192,312
Prepaid expenses and other current assets	5,687	8,878
Total current assets	20,433	201,190

Property, plant and equipment, at cost:
Equipment held for sale	19,615	20,118
Equipment installed	8,047	7,544
Furniture and equipment, net of accumulated depreciation	8,135	9,983
Total	35,797	37,645

Intangible assets, net	105,942	99,465

Total assets	$162,172	$338,300

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$137,601	$16,104
Deferred salary	156,250	96,250
Deferred revenue	31,875	59,375
Total current liabilities	325,726	171,729

Shareholders’ equity (deficit):
Common stock, $.0001 par value; 100,000,000 shares authorized,
43,844,334 and 43,481,000 shares issued and outstanding
at July 31, 2010 and April 30, 2010 respectively	4,384	4,348
Additional paid-in capital	11,218,768	11,171,937
Deficit accumulated during development stage	(11,386,706)	(11,009,714)

Total shareholders’ equity (deficit)	(163,554)	166,571

Total liabilities and shareholders’ equity (deficit)	$162,172	$338,300

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 19, 1997
	For the Three Months		For the Six Months		(Inception)
	Ended		Ended		Through
	October 31,		October 31,		October 31,
	2010	2009	2010	2009	2010
Revenues	$28,579	$24,543	$52,954	$45,168	$271,235

Costs and expenses:
Personnel costs	105,085	139,470	217,773	299,675	8,380,353
Professional fees	37,081	70,594	92,061	123,068	815,709
Research and development	--	1,497	--	1,991	14,010
Selling expense	54,960	64,789	112,791	134,040	960,559
Depreciation and amortization	2,383	2,066	4,797	4,014	26,825
Other operating supplies	--	294	--	1,673	4,665
General and administrative	17,622	27,426	33,014	60,668	659,896
Total Expenses	217,131	306,136	460,436	625,129	10,862,017

LOSS BEFORE OTHER INCOME	(188,552)	(281,593)	(407,482)	(579,961)	(10,590,782)

OTHER INCOME (EXPENSE)
Interest income	9	3,483	490	5,050	124,257
Litigation proceeds	30,000	--	30,000	--	30,000
(Loss) on valuation from private placement	--	--	--	--	(433,000)

Loss before discontinued operations	(158,543)	(278,110)	(376,992)	(574,911)	(10,869,525)

Loss on discontinued operations	--	--	--	--	(517,181)
Net (Loss)	$(158,543)	$(278,110)	$(376,992)	$(574,911)	$(11,386,706)

Net loss per share from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net loss per share-discontinued operations		--	--	--
Net loss per share, basic and dilutive	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding-basic and diluted	43,844,334	42,041,000	43,751,055	37,204,043

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended October 31,		June 19, 1997 (Inception) Through October 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(376,992)	$(574,911)	$(11,386,706)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,797	4,014	26,825
Stock based compensation	28,700	81,074	5,893,890
Stock in lieu of payment	18,167	--	30,167
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	--	833,369
Changes in operating assets and liabilities:
Accounts receivable	--	(5,453)	--
Trading securities	--	356,487	--
Prepaid and other	3,191	9,809	(5,687)
Deferred revenue	(27,500)	(29,375)	31,875
Deferred salaries	60,000	36,250	156,250
Accounts payable and accrued liabilities	121,497	(18,110)	137,601
Net cash (used in) operating activities	(168,140)	(140,215)	(4,271,991)

Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
Purchase inventory	--	--	(27,662)
Equipment purchases	--	(995)	(18,941)
Other assets	(9,426)	(10,657)	(97,972)
Cash used in discontinued operations	--	--	(133,757)
Net cash (used in) investing activities	(9,426)	(11,652)	(2,072,563)

Cash flows from financing activities:
Proceeds from related party advances	8,000	--	59,618
Repayment of related party advances	(8,000)	--	(37,036)
Proceeds from the sale of common stock	--	500,000	6,107,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	--	250,569
Net cash provided by financing activities	--	500,000	6,359,300

Net Increase in cash and cash equivalents	(177,566)	348,133	14,746

Cash and cash equivalents:
Beginning of period	192,312	117,245	--

End of period	$14,746	$465,378	$14,746

Noncash investing and financing transactions:
Forgiveness of debt by related party, accounted for as Capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil & Gas	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010
AND THE CUMULATIVE PERIOD FROM JUNE 19, 1997 (INCEPTION) TO OCTOBER 31, 2010 (UNAUDITED)

	Common Stock
	Shares	Par value $.0001	Additional Paid-in Capital	Deficit Incurred During Development Stage	Total

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$50	$–	$–	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	10,425
Cumulative net loss	–	–	–	(132,543)	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750	--	25,000
Common stock issued in exchange for assets	12,450,000	1,245	22,745	--	23,990
Net loss	–	–	–	(145,182)	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	1,509,000
Offering costs	–	–	(21,752)	–	(21,752)
Contributed capital	–	–	22,582	–	22,582
Stock-based compensation	–	–	1,840,000	–	1,840,000
Net loss	–	–	–	(2,639,221)	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	(844,050)
Stock-based compensation	–	–	2,360,000	–	2,360,000
Net loss	–	–	–	(4,378,294)	(4,378,294)
Balance, April 30, 2008	31,041,000	3,104	8,435,991	(7,295,240)	1,143,855
Sale of units (May 2008) at $0.50 per unit	1,000,000	100	499,900	--	500,000
Stock based compensation	--	--	1,543,625	--	1,543,625
Net loss	--	--	--	(2,664,180)	(2,664,180)
Balance, April 30, 2009	32,041,000	3,204	10,479,516	(9,959,420)	523,300
Sale of units (July 2009) at $0.05 per unit	10,000,000	1000	499,000	--	500,000
Sale of units (April 2010) at $0.05 per unit	1,200,000	120	59,880	--	60,000
Stock in lieu of payment at $0.05 per share	240 000	24	11,976	--	12,000
Stock based compensation	--	--	121,565	--	121,565
Net loss	--	--	--	(1,050,294)	(1,050,294)
Balance, April 30, 2010	43,481,000	4,348	11,171,937	(11,009,714)	166,571
Stock in lieu of payroll at $0.05 per share	363,334	36	18,131	--	18,167
Stock based compensation	--	--	28,700	--	28,700
Net loss	--	--	--	(376,992)	(376,992)
Balance, October 31, 2010	43,844,334	$4,384	$11,218,768	$(11,386,706)	$(163,554)

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note1:  Presentation, Organization and Nature of Operations

Presentation

The accompanying unaudited financial statements of Big Cat Energy Corporation (the “Company”) at October 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2010. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended October 31, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2010 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2010.

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

Note 2:  Liquidity

Going Concern

As of October 31, 2010, the Company had working capital deficit of $305,293 and stockholders’ deficit of $163,554. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Intangible Assets – The Company capitalized the costs to patent the ARID process and ARID trademark. These costs are being amortized over the life, twenty (20) years, of the patents on a straight line basis. The intangibles serve as collateral for the accrued deferred salaries.  The Company expects to record amortization expense for subsequent periods as follows:

FY 2011	$5,971
FY 2012	$6,046
FY 2013	$6,046
FY 2014	$6,046
FY 2015	$6,046
Thereafter	$75,787

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

Concentration of Customer Base-The Company has three customers as of October 31, 2010 and 2009.

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

We adopted ASC 740, Income Taxes as of April 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of October 31, 2010 or 2009. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of October 31, 2010 or 2009.

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

Stock-Based Compensation – The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense for stock-based compensation for the six months ended October 31, 2010 of $28,700 compared to $81,074 for the six months ended October 31, 2009.

Research and Development Expenditures – Costs related to the research, design, and development of products are charged to research and development expenses as incurred.  The Company did not incur any research and development costs for the six months ended October 31, 2010 or 2009.

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

As of October 31, 2010 the Company had 43,844,334 shares of common stock outstanding and options to purchase 12,235,000 shares issued that would be potentially dilutive. At October 31, 2009, the Company had 42,041,000 shares of common stock outstanding.  The Company has options outstanding to purchase 11,035,000 shares that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

Other Comprehensive Income – The Company does not have any items of other comprehensive income for the six months ended October 31, 2010 and 2009.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Revenue Recognition-The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the Company records deferred revenue as an Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At October 31, 2010 the Company recorded $31,875 as Other Current Liabilities for deferred revenue.

In accordance with ASC 450, Contingencies, the Company has recorded litigation proceeds in the period in which the proceeds were received. During FY 2009 the Company paid a patent attorney for filings that were not done correctly. The Company then hired a new patent attorney and expensed the duplicate legal fees in FY 2009. ASC 450 requires that a contingency that might result in a gain to not be reflected in operations until resolution of the contingency

Reclassifications – Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year.  Such reclassifications had no effect on the Company’s net loss in any of the periods presented.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Note 4:   Shareholders’ Equity

Private Offerings

During the six months ended October 31, 2010, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $18,167 in salary.

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

As of October 31, 2010, and 2009 the options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through December 31, 2014.  Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the options as if they vest over a two-year period.   There have been no options exercised under the terms of the Plan.

The Company expects to recognize approximately $38,000 in stock compensation expense ratably through April 30, 2011.  There have been no options exercised under the terms of the Plan.

Note 6:   Income Tax

The Federal net operating loss (NOL) carryforward of approximately $4,331,000 as of October 31, 2010 expires on various dates through 2030.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.  We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Note 7:   Related Party Transactions

For the six months ended October 31, 2010 and 2009, the officers of the company provided management services to its affiliated company, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services. The Company also retained Wharton Consulting to provide marketing service to the Company. Thomas E, Wharton, a Director for the Company, is the managing partner of Wharton Consulting. Mr. Wharton is also the step brother of Michael Schaefer, a major Big Cat shareholder who owns beneficially approximately 36.7% of the outstanding common stock of the Company. The Company recorded consulting fees to Mr. Wharton and Wharton Consulting of $36,000 for the six months ended October 31, 2010, compared to $50,544, which included non-cash expense of $17,000 related to warrants issued to Wharton Consulting, for the six months ended October 31, 2009. At October 31, 2010, the Company owed Wharton Consulting $12,000 and $6,000 at April 30, 2010, both of which have been included in accounts payable and accrued liabilities in the accompanying balance sheet.

During the three months ended October 31, 2010, the company borrowed $8,000 from Raymond Murphy, an officer and Director of the Company. The funds were used for operating expenses and were reimbursed to Mr. Murphy by the end of the period.

Note 8:   Subsequent Events

Management has evaluated all activity of the Company and concluded no subsequent events have occurred that would require disclosure except on November 23, 2010, Big Cat executed a non-binding letter of intent with High Plains Gas Inc. for a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock at $0.15 per share. The warrants have a five year term from date of issue. The sales price of $600,000 is payable in cash of $200,000, $75,000 on November 24, 2010 and the balance by December 15, 2010 and $400,000 in High Plains Gas Inc. restricted common stock. The Definitive Agreement was executed on December 8, 2010 and is scheduled to close by December 15, 2010.

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

We are in the process of completing field tests of the ARID tool and process, and we are continuing to refine the ARID system to improve field use.  Currently, we have seven ARID tools operating in CBM (coal bed methane) gas well bores in the Powder River Basin of Wyoming and have leased another seven that have not been installed to date.

Big Cat has received requests for proposals from major coal bed methane operators (CBM/CSNG) in Wyoming and Montana.  Acceptance of any of Big Cat’s proposals would substantially increase the Company’s sales and cash flow.  Further, the ARID In-bore Aquifer Recharge Injection System has been selected as the water handling component for a proof of concept project to enhance the public water supply in the Southwestern United States. The project team includes, among others, a major university and a US Federal Agency. The project involves the collection and re-injection of a combined solution of treated brine water and drinking water into existing drinking water aquifers to enhance and preserve the public drinking water supply for future use. To date, none of these proposals have been accepted by the CBM operators.

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

Patents and Trademarks

Patent Status:

In the United States Big Cat has two pending regular patent applications before the United States Patent Office (“USPTO”).   The first application claims the use of a single device for water handling in a well bore and the second application claims the use of multiple devices for water handling in a well bore.  We have not yet received the first office action on the first application. We would expect to receive the first office action within the next couple of months.   In the second patent application, we have received a first office action and our response has overcome the initial concerns cited by the USPTO.  We have also received a second action on the merits and have submitted our response.

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

Also, in the United States, the word mark BIG CAT and the BIG CAT ENERGY CORP design marks have been opposed by Caterpillar Inc. on grounds of likelihood of confusion with and dilution of Caterpillar’s CAT mark.  The opposition proceeding is in the discovery phase at present. Once sufficient discovery has taken place so that the parties can better assess the matter, we will determine whether settlement is an option.  The discovery period is currently set to close in January 2011.

Results of Operations

Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009

We reported a net loss for the three months ended October 31, 2010 of $158,543 compared with a net loss of $278,110 for the same period in 2009. The net loss for the three months ended October 31, 2010 included $14,350 attributable to non-cash consideration related to the issuance of stock options to management compared to $49,037 for the same period in 2009 which also included warrants to a consultant.

We recorded personnel costs of $105,085 during the three month period ended October 31, 2010, as compared to $139,470 during the same period in 2009. We recorded a stock based compensation charge for stock options issued to management of $14,350 for the three month period ended October 31, 2010, compared with $32,037 for the same period in 2009.

We incurred professional fees of $37,081 during the three month period ended October 31, 2010, as compared to $70,594 during the same period in 2009. Most of the professional fees related to the cost of SEC matters and filings and a non-cash charge for the three months ended October 31, 2009 of $17,000 for warrants issued to a consultant.

We incurred selling expense of $54,960 for the three month period ended October 31, 2010 compared to $64,789 for the same period in 2009.

Our general and administrative costs were $17,622 during the three month period ended October 31, 2010, as compared to $27,426 during the same period in 2009. The major component of other general and administrative costs is insurance.

We received litigation proceeds of $30,000 during the three month period ended October 31, 2010, that have been recorded in the current period per ASC 450.

Six Months Ended October 31, 2010 Compared to Six Months Ended October 31, 2009

We reported a net loss for the six months ended October 31, 2010 of $376,992 compared with a net loss of $574,911 for the same period in 2009.  The net loss for the six months ended October 31, 2010 included $28,700 attributable to non-cash consideration related to the issuance of stock options to management compared to $81,074, which also include warrants issued to a consultant.

We recorded personnel costs of $217,773 during the six month period ended October 31, 2010, as compared to $299,675 during the same period in 2009. We recorded a stock based compensation charge for options issued to management of $28,700 for the six month period ended October 31, 2010, compared to $64,074 for the same period in 2009.

We incurred professional fees of $92,061 during the six month period ended October 31, 2010 as compared to $123,068 during the same period 2009. Most of the professional fees related to the cost of required SEC filings and a non-cash charge of $17,000, for the six months ended October 31, 2009, for warrants issued to a consultant.

We incurred selling expense of $112,791 for the six month period ended October 31, 2010 compared to $134,040 for the same period in 2009.

Our general and administrative costs were $33,014 during the six month period ended October 31, 2010, as compared to $60,668 during the same period in 2009. The major component of other general and administrative expense is insurance.

We received litigation proceeds of $30,000 during the six month period ended October 31, 2010, that have been recorded in the current period per ASC 450.

Liquidity and Capital Resources

As of October 31, 2010, we had a deficit working capital of $305,293, and it is uncertain whether we will be able to fund further operations. Therefore, we are seeking additional sources of capital for the coming year.

Cash used in operating activities was $168,140 for the six months ended October 31, 2010 compared to cash used in operating activities of $140,215 for the six months ended October 31, 2009. In the six month period ended October 31, 2010 cash used by operations was principally attributed to our net loss offset by our non-cash compensation expense of $28,700. In the six month period ended October 31, 2009 cash used by operations was principally attributed to our net loss offset by our non-cash compensation expense of $81,074 and the change in our trading securities of $356,487.

Cash flows used in investing activities were $9,426 for the six months ended October 31, 2010, and $11,652 for the six months ended October 31, 2009.

There were no financing activities for the six months ended October 31, 2010. Cash flows from financing activities were $500,000 for the six months ended October 31, 2009. For the six months ended October 31, 2009, cash from financing was from the private placements of our stock.

During the six months ended October 31, 2010, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $18,167 in salary.

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

Subsequent to the quarter end of October 31, 2010, Big Cat executed a non-binding letter of intent with High Plains Gas Inc. for a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock at $0.15 per share. The warrants have a five year term from date of issue. The sales price of $600,000 is payable in cash of $200,000, $75,000 on November 24, 2010 and the balance by December 15, 2010 and $400,000 in High Plains Gas Inc. restricted common stock. The Definitive Agreement was executed on December 8, 2010 and is scheduled to close by December 15, 2010.

The above private offerings were made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended.

Financial Instruments and Other Information

As of October 31, 2010 we had cash and cash equivalents, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2010 and April 30, 2010, there were no off –balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2010.     Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, 2010 the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of December, 2010.

BIG CAT ENERGY CORPORATION

BY:	/s/ Timothy Barritt
Timothy Barritt, President and Principal Executive Officer

BY:	/s/ Richard G. Stifel
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer