Form 10-Q
period 2011-01-31
BIG CAT ENERGY CORP
filed 2011-03-11
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  January 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 67,590,403 shares of common stock, $.0001 par value as of March 17, 2011

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of January 31, 2011 (Unaudited) and April 30, 2010	3

		Condensed Statements of Operations for the three months ended January 31, 2011 and 2010, for the nine months ended January 31, 2011 and 2010 and for the cumulative period from June 19, 1997 (inception) through January 31, 2011 (Unaudited)	4

		Condensed Statements of Cash Flows for the nine months ended January 31, 2011 and 2010, and for the cumulative period from June 19, 1997 (inception) through January 31, 2011 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the nine months ended January 31, 2011 and the cumulative period from June 19, 1997 (inception) to January 31, 2011 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	ITEM 4T.	CONTROLS AND PROCEDURES	21

PART II.	OTHER INFORMATION		22

	ITEM 1.	Legal Proceedings	22

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	ITEM 3.	Default Upon Senior Securities	22

	ITEM 4.	Submission of Matters to a Vote of Security Holders	22

	ITEM 5.	Other Information	22

	ITEM 6.	EXHIBITS	22

	SIGNATURES		23

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	January 31, 2011 (unaudited)	April 30, 2010
Assets
Current assets:
Cash and cash equivalents	$25,055	$192,312
Accounts receivable-trade	50,081	--
Securities available for sale	739,180	--
Prepaid expenses and other current assets	7,254	8,878
Total current assets	821,570	201,190

Property, plant and equipment, at cost:
Equipment held for sale	23,135	20,118
Equipment installed	2,515	7,544
Furniture and equipment, net of accumulated depreciation	7,210	9,983
Total	32,860	37,645

Intangible assets, net	107,407	99,465

Total assets	$961,837	$338,300

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$74,899	$16,104
Deferred salary	108,250	96,250
Deferred revenue	12,500	59,375
Total current liabilities	195,649	171,729

Shareholders’ equity (deficit):
Common stock, $.0001 par value; 100,000,000 shares authorized,
67,590,403 and 43,481,000 shares issued and outstanding
at January 31, 2011 and April 30, 2010 respectively	6,759	4,348
Additional paid-in capital	12,508,825	11,171,937
Other comprehensive income	221,754	--
Deficit accumulated during development stage	(11,971,150)	(11,009,714)
Total shareholders’ equity	766,188	166,571

Total liabilities and shareholders’ equity	$961,837	$338,300

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 19, 1997
	For the Three Months		For the Nine Months		(Inception)
	Ended		Ended		Through
	January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011
Revenues	$65,387	$25,000	$118,342	$70,168	$336,623

Costs and expenses:
Personnel costs	489,106	126,572	706,879	426,246	8,869,459
Professional fees	24,585	58,825	116,646	181,893	840,294
Research and development	--	--	--	1,991	14,010
Selling expense	106,947	62,342	219,738	196,382	1,067,506
Depreciation and amortization	2,461	2,158	7,259	6,172	29,287
Other operating supplies	2,845	207	2,845	1,880	7,510
General and administrative	12,892	26,121	45,327	86,789	672,209
Total Expenses	638,836	276,225	1,098,694	901,353	11,500,275

LOSS BEFORE OTHER INCOME	(573,449)	(251,225)	(980,352)	(831,185)	(11,163,652)

OTHER INCOME (EXPENSE)
Interest income	94	2,391	583	7,441	124,350
Litigation proceeds	--	--	30,000	--	30,000
Stock issued below fair value	(11,667)	--	(11,667)	--	(11,667)
(Loss) on valuation from private placement	--	--	--	--	(433,000)

Loss before discontinued operations	(585,022)	(248,834)	(961,436)	(823,744)	(11,453,969)

Loss on discontinued operations	--	--	--	--	(517,181)
Net (Loss)	$(585,022)	$(248,834)	$(961,436)	$(823,744)	$(11,971,150)

Net loss per share from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss per share-discontinued operations		--	--	--
Net loss per share, basic and dilutive	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding-basic and diluted	57,361,262	42,041,000	48,349,977	38,816,362

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine months ended January 31,		June 19, 1997 (Inception) Through January 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net Loss	$(961,436)	$(823,744)	$(11,971,150)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,259	6,172	29,287
Stock based compensation	605,206	107,215	6,470,396
Stock in lieu of payment	16,667	--	28,667
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	--	833,369
Changes in operating assets and liabilities:
Accounts receivable	(50,081)	(95,453)	(50,081)
Trading securities	--	356,487	--
Prepaid and other	1,624	10,878	(7,254)
Deferred revenue	(46,875)	35,625	12,500
Deferred salaries	12,000	66,250	108,250
Accounts payable and accrued liabilities	58,795	(21,512)	74,899
Net cash (used in) operating activities	(356,841)	(358,082)	(4,460,692)

Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
(Purchase) sale of equipment held for sale	2,012	--	(25,650)
Equipment purchases	--	(995)	(18,941)
Other assets	(12,428)	(19,005)	(100,974)
Cash used in discontinued operations	--	--	(133,757)
Net cash (used in) investing activities	(10,416)	(20,000)	(2,073,553)

Cash flows from financing activities:
Proceeds from related party advances	11,000	--	62,618
Repayment of related party advances	(11,000)	--	(40,036)
Proceeds from the sale of common stock	200,000	500,000	6,307,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	--	250,569
Net cash provided by
financing activities	200,000	500,000	6,559,300
Net Increase (decrease) in cash and
cash equivalents	(167,257)	121,918	25,055

Cash and cash equivalents:
Beginning of period	192,312	117,245	--

End of period	$25,055	$239,163	$25,055

Noncash investing and financing transactions:
Stock received as payment on private placement	$517,426	$--	$517,426
Forgiveness of debt by related party, accounted for as Capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil & Gas	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED JANUARY 31, 2011
AND THE CUMULATIVE PERIOD FROM JUNE 19, 1997 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

	Common Stock		Additional	Deficit Incurred During	Other Compre-
		Par value	Paid-in	Development	hensive
	Shares	$.0001	Capital	Stage	Income	Total

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$50	$–	$–	$--	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	--	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	--	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	--	10,425
Cumulative net loss	–	–	–	(132,543)	--	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	--	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	--	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750	--	--	25,000
Common stock issued in exchange for assets	12,450,000	1,245	22,745	--	--	23,990
Net loss	–	–	–	(145,182)	--	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	--	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	--	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	--	1,509,000
Offering costs	–	–	(21,752)	–	--	(21,752)
Contributed capital	–	–	22,582	–	--	22,582
Stock-based compensation	–	–	1,840,000	–	--	1,840,000
Net loss	–	–	–	(2,639,221)	--	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	--	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	--	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	--	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	--	(844,050)
Stock-based compensation	–	–	2,360,000	–	--	2,360,000
Net loss	–	–	–	(4,378,294)	--	(4,378,294)
Balance, April 30, 2008	31,041,000	3,104	8,435,991	(7,295,240)	--	1,143,855
Sale of units (May 2008) at $0.50 per unit	1,000,000	100	499,900	--	--	500,000
Stock based compensation	--	--	1,543,625	--	--	1,543,625
Net loss	--	--	--	(2,664,180)	--	(2,664,180)
Balance, April 30, 2009	32,041,000	3,204	10,479,516	(9,959,420)		523,300
Sale of units (July 2009) at $0.05 per unit	10,000,000	1000	499,000	--	--	500,000
Sale of units (April 2010) at $0.05 per unit	1,200,000	120	59,880	--	--	60,000
Stock in lieu of payment at $0.05 per share	240 000	24	11,976	--	--	12,000
Stock based compensation	--	--	121,565	--	--	121,565
Net loss	--	--	--	(1,050,294)	--	(1,050,294)
Balance, April 30, 2010	43,481,000	4,348	11,171,937	(11,009,714)	--	166,571
Stock in lieu of payroll at $0.09 per share	363,334	36	32,664	--	--	32,700
Stock in lieu of payroll at $0.10 per share	3,579,402	358	357,582	--	--	357,940
Stock in lieu of payment at $0.10 per share	166,667	17	16,650	--	--	16,667
Other comprehensive income	--	--	--	--	221,754	221,754
Sale of units (January 2011) at $0.03 per unit	20,000,000	2,000	715,426	--	--	717,426
Stock based compensation	--	--	214,566	--	--	214,566
Net loss	--	--	--	(961,436)	--	(961,436)
Balance, January 31, 2011	67,590,403	6,759	$12,508,825	$(11,971,150)	$221,754	$(766,188)

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note1:  Presentation, Organization and Nature of Operations

Presentation

The accompanying unaudited financial statements of Big Cat Energy Corporation (the “Company”) at January 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2010. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended January 31, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2010 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2010.

Description of Operations

Big Cat Energy Corporation (“Big Cat” or the “Company”), a Nevada corporation, owns the exclusive right to a patented technology known as Aquifer Recharge Injection Device (ARID) which allows Coal Bed Methane (CBM) operators to re-inject water produced from productive coal seams. The ARID tool uses the existing well bore to move water from the producing coal seam to depleted aquifers of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones. These aquifers are identified from the geophysical logs.  The Company is in the development stage in accordance with FASB Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has been in the development stage since inception and has yet to generate significant revenue-producing operations.    Since 2006 the Company’s activities have focused on its ARID initiative.

Note 2:  Liquidity

Going Concern

As of January 31, 2011, the Company had working capital of $625,921 and stockholders’ equity of $766,188. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Intangible Assets – The Company capitalized the costs to patent the ARID process and ARID trademark. These costs are being amortized over the life, twenty (20) years, of the patents on a straight line basis. The intangibles serve as collateral for the accrued deferred salaries.  The Company expects to record amortization expense for subsequent periods as follows:

FY 2011                      $6,048
FY 2012                      $6,248
FY 2013                      $6,248
FY 2014                      $6,248
FY 2015                      $6,248
       Thereafter                     $76,367

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

Concentration of Customer Base-The Company has had four customers during the nine months ended January 31, 2011 compared to three for the same period in 2010.

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

We adopted ASC 740, Income Taxes as of April 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of January 31, 2011 or 2010. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of January 31, 2011 or 2010.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, securities and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value due to the short term nature of these balances.

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
Level 2- Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company’s assumptions,

The following table provides information regarding the source of data used by the Company to develop fair value measurements:

	Fair Value Measurements at Reporting Date Using
Description	January 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$739,180	$739,180	$--	$--
Total	$739,180	$739,180	$--	$--

ASC 820 requires the use of observable market data if such data is available without undue cost and effect.

Stock-Based Compensation – The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense for stock-based compensation for the nine months ended January 31, 2011 of $214,566 compared to $81,074 for the nine months ended January 31, 2010.

Research and Development Expenditures – Costs related to the research, design, and development of products are charged to research and development expenses as incurred.  The Company did not incur any research and development costs for the nine months ended January 31, 2011 compared to $1,991 for the same period in 2010.

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

As of January 31, 2011 the Company had 67,590,403 shares of common stock outstanding and options and warrants to purchase 24,108,033 shares issued that would be potentially dilutive. At January 31, 2010, the Company had 42,041,000 shares of common stock outstanding.  The Company has options and warrants outstanding to purchase 11,035,000 shares that would be potentially dilutive. The options outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

Other Comprehensive Income – The Company recorded $221,754 of other comprehensive income for the mark to market adjustment on securities available for sale as of January 31, 2011, compared to no comprehensive income for the same period in 2010.

Revenue Recognition-The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the Company records deferred revenue as a other current liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At January 31, 2011 the Company recorded $12,500 as Other Current Liabilities for deferred revenue.

In accordance with ASC 450, Contingencies, which requires that a contingency be reflected in operations only upon resolution of the contingency, the Company has recorded litigation proceeds of $30,000 in the nine months ended January 31, 2011. The contingency arose during FY 2009 when the Company paid a patent attorney for filings that were not done correctly. The Company then hired a new patent attorney and expensed the duplicate legal fees in FY 2009.   The fees paid to the first attorney were recovered during the current fiscal year.

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

Note 4:   Shareholders’ Equity

Private Offerings

During the nine months ended January 31, 2011, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $32,700 in salary. The Company also completed a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock exercisable at $0.15 per share. The warrants have a five year term from date of issue. The Company received proceeds of $717,426 in the private placement consisting of $200,000 cash and High Plains Gas Inc. restricted common stock valued at $517,426.

During the quarter, the Company issued 3,746,069 shares of restricted common stock at $0.10 per share and warrants to purchase an additional 1,873,033 shares exercisable at $0.15 to officers, employees and a vendor in lieu of payment of salary and vendor obligations. The warrants have a five year term from date of issue. The Company recognized a non-cash expense of $11,667 for the difference between the fair value of the stock issued and the vendor liabilities relieved of $5,000. The Company recognized non-cash salary expense of $357,940 for the difference between the fair value of the stock issued and the accrued salaries relieved.

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

Note 5:   Stock Option Plan

The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan.  During Fiscal 2009 the Board of Directors granted options to purchase 1,665,000 shares to directors, officers and key employees and consultants of the Company, effective December 31, 2008. The exercise price of the options was $0.12, the closing price of Company shares on December 31, 2008. The options grant on December 31, 2008 become exercisable on December 31, 2009 and expire on December 31, 2014. During Fiscal 2010 the Board of Directors granted options to purchase 410,000 shares to outside directors and key employees of the Company, effective January 4, 2010. The exercise price of the options was $0.15, the closing price of Company shares on January 4, 2010. The options granted on January 4, 2010 become exercisable on January 4, 2011 and expire on January 4, 2015. Also during Fiscal 2010, Charles Peck and George Hampton, resigned as Directors of the Company and forfeited their stock options to purchase 600,000 shares each.  On January 12, 2011, the Company granted options to purchase 200,000 shares to an outside director.  The options were granted with an exercise price of $0.15 and were immediately vested and exercisable.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date.  The fair values of options granted and vested were calculated using the following weighted-average assumptions:

	Year ended April 30, 2011	Year ended April 30, 2010	Year ended April 30, 2009
Expected dividend yield	-	–	–
Expected price volatility	178%	152%	125%
Risk free interest rate	1.99%	2.65%	1.55%
Expected term of options (in years)	5 years	5 years	6 years

A summary of option activity under the Plan and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding –May 1, 2008	3,160,000	.56	4.54	$5,214,990
Granted during period	1,665,000	.12	5.00	172,150
Exercised during period	–	–	–	--
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –April 30, 2009	4,825,000	.42	5.00	5,387,140
Granted during period	410,000	.15	4.68	52,617
Exercised during period	--	--	--	--
Forfeited during period	(1,300,000)	--	--	(1,532,051)
Expired during period	--	--	--	--
Options outstanding-April 30, 2010	3,935,000	$.39	3.37	3,907,705
Granted during period	200,000	.15	4.70	$28,000
Exercised during period	–	–	–	–
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding-April 30, 2011	4,135,000	.37	2.49	$3,935,705

Exercisable at April 30, 2011	4,135,000	$.37	2.49	$3,935,705

The weighted average grant date intrinsic value of options granted during the years ended April 30, 2011, 2010, and 2009 is $0.14, $0.14, and $0.11 per share respectively.  The weighted average remaining contractual term is approximately two and a half years for all options outstanding at April 30, 2011.

As of April 30, 2011, 2010, and 2009 all the options are fully vested and exercisable.    There have been no options exercised under the terms of the Plan.

  The Company expects to recognize approximately $66,000 in stock compensation expense ratably through April 30, 2011.

Note 6: Common Stock Warrants

The Company issued 1,873,033 warrants to purchase shares of restricted common stock and recorded a non-cash compensation expense of $148,301 during the three months ended January 31, 2011, compared to $0 for the same period in 2010.

The following stock purchase warrants were outstanding at January 31, 2011:

January 31, 2011
Number of warrants	20,173,033
Exercise price	$0.15-$0.75
Expiration dates	2011-2015

Note 7:   Income Tax

The Federal net operating loss (NOL) carryforward of approximately $4,707,000 as of January 31, 2011 expires on various dates through 2031.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.  We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Note 8:              Related Party Transactions

For the nine months ended January 31, 2011 and 2010, the officers of the Company provided management services to its affiliated company, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services.

The Company retained Wharton Consulting during the 2010 fiscal year to provide marketing service to the Company. Thomas E, Wharton, a Director for the Company, is the managing partner of Wharton Consulting. Mr. Wharton is also the step-brother of Michael Schaefer, a principal Big Cat shareholder who currently owns beneficially approximately 24.7% of the common stock of the Company. The Company recorded consulting fees to Mr. Wharton and Wharton Consulting of $36,000 for the nine months ended January 31, 2011, compared to $88,091 ( which included non-cash expense of $17,000 related to warrants issued to Wharton Consulting), for the nine months ended January 31, 2010. At April 30, 2010, the Company owed Wharton Consulting $6,000, which was included in accounts payable and accrued liabilities in the accompanying balance sheet.

For the nine months ended January 31, 2011, the Company’s CFO provided professional services to High Plains Gas, Inc., valued at $6,013, which has been invoiced to High Plains Gas, Inc. The Company sold 4 ARID tools to High Plains Gas, Inc. for a total of $40,000. High Plains Gas, Inc. presently owns beneficially approximately 38.7% of the Company’s restricted common stock and High Plains Gas, Inc.’s President and COO is a member of Big Cat’s Board of Directors.

Also, during the nine months ended January 31, 2011, the Company borrowed $11,000 from Raymond Murphy, an officer and Director of the Company. The funds were used for operating expenses and were reimbursed to Mr. Murphy by the end of the period.

Note 9:              Subsequent Events

Management has evaluated all activity of the Company and concluded that the only subsequent event that has occurred that would require disclosure is that Big Cat has received an order for $150,000 of ARID tools from High Plains Gas, Inc. in February 2011.

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

We are in the process of completing field tests of the ARID tool and process, and we are continuing to refine the ARID system to improve field use.  Currently, we have seven ARID tools installed in CBM (coal bed methane) gas well bores in the Powder River Basin of Wyoming.

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

Big Cat recently concluded discussions with a service provider in Australia to evaluate the use of the ARID System for handling Coal Seam Natural Gas produced water in Australia prior to major CSNG development in that Country.  The Company then executed a Distribution Agreement in December, 2010 with the service provider for exclusive distribution of the ARID technology in Australia and the Far East. The Company has not received any orders under this agreement, to date.

If final contracts are achieved for one or more of these projects, fulfillment of the above proposals and new business opportunities may require additional working capital. The Company is currently exploring potential financing options, including private placement and debt opportunities, to provide for the Company’s potential future cash flow requirements.

Patents and Trademarks

Patent Status:

           In the United States Big Cat has two pending regular patent applications before the United States Patent Office (“USPTO”).   The first application claims the use of a single device for water handling in a well bore and the second application claims the use of multiple devices for water handling in a well bore.  We have not yet received the first office action on the first application. We would expect to receive the first office action within the next couple of months.   In the second patent application, we have also received a third action on the merits and have submitted our response.

In Europe, Big Cat has one pending regular patent application.  We have received and responded to the second office action in that matter.

In Canada, Big Cat has one pending regular patent application.  We have received the second office action in that matter and have responded to that action.

In Australia, Big Cat has one pending regular patent application.  We have demanded normal examination of the application and should shortly receive a first action on the merits.

Trademark Status:

In the United States, the Certification of Registration for the ARID mark was issued on January 12, 2010 and will remain in effect for 10 years.

Also, in the United States, the word mark BIG CAT and the BIG CAT ENERGY CORP design marks have been opposed by Caterpillar Inc. on grounds of likelihood of confusion with and dilution of Caterpillar’s CAT mark.  The opposition proceeding is in the tail end of the discovery phase at present. We have moved the Trademark Trial and Appeals Board to strike the expert witness of Caterpillar and wait on that decision.  The proceeding is stayed until that decision is rendered.

Results of Operations

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

We reported a net loss for the three months ended January 31, 2011 of $585,022 compared with a net loss of $248,834 for the same period in 2010. The net loss for the three months ended January 31, 2011 included $450,957 attributable to non-cash consideration related to the issuance of stock options, restricted common stock and warrants to officers, BOD members, employees and vendors compared to $26,141 for the same period in 2010 which also included warrants to a consultant. The Company also recorded a non-cash expense of $276,758 for the difference between the fair value of stock issued in lieu of payment to employees and vendors and the liabilities relieved in the three months ended January 31, 2011, compared to no expense in the same period of 2010.

We recorded personnel costs of $489,106 during the three month period ended January 31, 2011, as compared to $126,572 during the same period in 2010. We recorded a stock based compensation charge for stock options, restricted common stock and warrants issued to management of $137,957 for the three month period ended January 31, 2011, compared with $26,141 for the same period in 2010. During the three months ended January 31, 2011 we recorded non-cash salary expense of $235,709 for stock issued in lieu of payment of these salaries compared to $0 for the same period in 2010.

We incurred professional fees of $24,585 during the three month period ended January 31, 2011, as compared to $58,825 during the same period in 2010. Most of the professional fees related to the cost of SEC matters and filings and a non-cash charge for the three months ended January 31, 2010 of $17,000 for warrants issued to a consultant.

We incurred selling expense of $106,947 for the three month period ended January 31, 2011 compared to $62,342 for the same period in 2010. We recorded stock based compensation of $47,909 for warrants issued to employees for the three month period ended January 31, 2011, compared to $0 for the same period in 2010

Our general and administrative costs were $12,892 during the three month period ended January 31, 2011, as compared to $26,121 during the same period in 2010. The major component of other general and administrative costs is insurance.

For the three months ended January 31, 2011, we recorded an expense of $11,667 for the difference in fair value of stock issued in lieu of payment and the liabilities relieved.

Nine months ended January 31, 2011 Compared to Nine months ended January 31, 2010

We reported a net loss for the nine months ended January 31, 2011 of $961,436 compared with a net loss of $823,744 for the same period in 2010.  The net loss for the nine months ended January 31, 2011 included $605,206 attributable to non-cash consideration related to the issuance of stock options, restricted common stock and warrants to management compared to $107,215, which also include warrants issued to a consultant.

We recorded personnel costs of $706,879 during the nine month period ended January 31, 2011, as compared to $426,246 during the same period in 2010. We recorded a stock based compensation charge for options, restricted common stock and warrants issued to officers, BOD members and employees of $214,566 for the nine month period ended January 31, 2011, compared to $90,215 for the same period in 2010. During the nine months ended January 31, 2011 we recorded non-cash salary expense of $390,640 for stock issued in lieu of payment of these salaries.

We incurred professional fees of $116,646 during the nine month period ended January 31, 2011 as compared to $181,893 during the same period 2010. Most of the professional fees related to the cost of required SEC filings and a non-cash charge of $17,000, for the nine months ended January 31, 2010, for warrants issued to a consultant.

We incurred selling expense of $219,738 for the nine month period ended January 31, 2011 compared to $196,382 for the same period in 2010. We recorded stock based compensation of $47,909 for warrants issued to employees for the nine month period ended January 31, 2011, compared to $0 for the same period in 2010

Our general and administrative costs were $45,327 during the nine month period ended January 31, 2011, as compared to $86,789 during the same period in 2010. The major component of other general and administrative expense is insurance.

We received litigation proceeds of $30,000 during the nine month period ended January 31, 2011, that has been recorded per ASC 450. For the nine months ended January 31, 2011, we recorded an expense of $11,667 for the difference in fair value of stock issued in lieu of payment and the liabilities relieved.

Liquidity and Capital Resources

As of January 31, 2011, we had working capital of $625,921, and it is uncertain whether we will be able to fund further operations. Therefore, we are seeking additional sources of capital for the coming year.

Cash used in operating activities was $356,841 for the nine months ended January 31, 2011 compared to cash used in operating activities of $358,082 for the nine months ended January 31, 2010. In the nine month period ended January 31, 2011 cash used by operations was principally attributed to our net loss offset by our non-cash compensation expense of $605,206, and non-cash stock issued in lieu of payment of $16,667. In the nine month period ended January 31, 2010 cash used by operations was principally attributed to our net loss offset by our non-cash compensation expense of $107,215 and the change in our trading securities of $356,487.

Cash flows used in investing activities were $10,416 for the nine months ended January 31, 2011, and $20,000 for the nine months ended January 31, 2010.

Cash flows from financing activities were $200,000 for the nine months ended January 31, 2011 compared to $500,000 for the nine months ended January 31, 2010. Cash from financing was from the private placement of our stock in the period ending January 31, 2011 and 2010.

During the nine months ended January 31, 2011, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $32,700 in salary. The Company also completed a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock exercisable at $0.15 per share. The warrants have a five year term from date of issue. The Company received proceeds of $717,426 in the private placement consisting of $200,000 cash and High Plains Gas Inc. restricted common stock valued at $517,426. The Company issued 3,746,069 shares of restricted common stock at $0.10 per share and warrants to purchase an additional 1,873,033 shares exercisable at $0.15 to officers, employees and a vendor in lieu of payment of salary and vendor obligations. The warrants have a five year term from date of issue. The Company recognized a non-cash expense of $11,667 for the difference between the fair value of the stock issued and the vendor liabilities relieved of $5,000. The Company recognized non-cash salary expense of $357,940 for the difference between the fair value of the stock issued and the accrued salaries relieved.

During the nine months ended January 31, 2010, the Company completed a private placement of 10,000,000 units for $500,000 ($.05 per unit), each unit consisting of one restricted share of its common stock and one warrant to purchase one half restricted share of its common stock each exercisable for $.075. Warrants must exercised on or before July 28, 2012.

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

Financial Instruments and Other Information

As of January 31, 2011 we had cash and cash equivalents, accounts receivable, securities available for sale, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2011 and April 30, 2010, there were no off –balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2011.     Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of January 31, 2011 the Company’s disclosure controls and procedures are effective.

           There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings In the United States, the word mark BIG CAT and the BIG CAT ENERGY CORP design marks have been opposed by Caterpillar Inc. on grounds of likelihood of confusion with and dilution of Caterpillar’s CAT mark.  The opposition proceeding is in the tail end of the discovery phase at present. We have moved the Trademark Trial and Appeals Board to strike the expert witness of Caterpillar and wait on that decision.  The proceeding is stayed until that decision is rendered.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds During the quarter ended January 31, 2011, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $32,700 in salary. The Company also completed a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock exercisable at $0.15 per share. The warrants have a five year term from date of issue. The Company received proceeds of $717,426 in the private placement consisting of $200,000 cash and High Plains Gas Inc. restricted common stock valued at $517,426.   In a third transaction, during the quarter, the Company issued 3,746,069 shares of restricted common stock  at $0.10 per share and warrants to purchase an additional 1,873,033 shares exercisable at $0.15 to officers, employees and a vendor in lieu of payment of debt obligations. The warrants have a five year term from date of issue.   The foregoing shares were issued in reliance on exemptions from registration found in Section 4(2) and/or Regulation D under the Securities Act of 1933.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2011.

BIG CAT ENERGY CORPORATION

BY:	/s/ Timothy Barritt
Timothy Barritt, President and Principal Executive Officer

BY:	/s/ Richard G. Stifel
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer