Form 10-K
period 2011-04-30
BIG CAT ENERGY CORP
filed 2011-07-28
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
√  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [√ ] Yes        [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [√ ] Yes          [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [√]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity , as of the last business day of the registrant’s most recently completed second fiscal quarter, $2,124,422.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,590,403 shares of common stock, $.0001 par value as of July 29 2011

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1.  BUSINESS.

Business

We are a Nevada corporation and own the exclusive rights to a technology known as the Aquifer Recharge Injection Device (ARID®).   During the fiscal year ended April 30, 2011 High Plains Gas, Inc., (“High Plains”) a publicly held exploration and production company that seeks acquisitions and growth in gas reserves and production acquired beneficial ownership of 38.8% of Big Cat Energy Corporation (“Big Cat” or the “Company”).  (See “Change in Control” and “Securities Ownership of Certain Beneficial Owners and Management”).   In connection with the sale of Big Cat’s securities to High Plains, Mark D. Hettinger, the President and Chairman of High Plains, was appointed to serve as a member of the Board of Directors of Big Cat.  (See “Directors, Executive Officers and Corporate Governance.”)

The ARID technology marketed by Big Cat allows Coal Bed Methane (CBM) operators to re-inject water produced from productive coal seams. We have applied for the applicable patents for technology. The ARID tool uses the existing well bore to move water from the producing coal seam to a depleted aquifer of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones. These aquifers are identified from the geophysical logs for the well bore.

Principal Products and Business

The ARID is a method of water handling that permits an oil or gas well to also be an injection well by re-injecting water into a previously depleted aquifer of similar water quality. With the ARID tool and process in use, the production well will not require the discharge of any produced water, or the use of a separate re-injection well for any of the produced water. The produced water never leaves the well bore as it is redirected into different aquifer zones. These aquifer zones are easily identified from the geophysical logs. If our technology is adopted, we believe the use of the ARID in the coal bed methane industry will change water handling, and environmental impacts.   We are currently leasing three (3) ARID tools and have sold eight (8) ARID tools for various well sites in Wyoming.

Regulatory Issues and Challenges

In order to produce the coal bed methane, historically, water must be pumped from the well bore to the surface and then discharged. In order to discharge the water from a well to the land surface a National Pollution Discharge Elimination System permit (“NPDES”) is required from the State Department of Environmental Quality (“DEQ”). The permit process takes approximately 120 to 200 days for approval. If a company needs to impound the produced water as a condition of the NPDES permit, other permits may be needed as well, which will extend the time period of the permitting process. Currently, we estimate the total permitting time required to produce a coal bed methane well is approximately 18 months.

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

Irrigation:                      Irrigation involves the purchasing of irrigation equipment, i.e., side-roll, water cannon, center pivot or hand sets, and a soil study to determine effective treatment methods. This is an expensive water disposal option with a large capital outlay, but it works well on sandy soils. However, many producing areas such as the Powder River Basin in Wyoming or areas in Montana are overlain mostly by clay soils.

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

ARID-Our Process

Our ARID process uses the existing well bore to move water from the target coal seam to a depleted aquifer zone. This means the production well can also be the injection well. The produced water never leaves the well bore as it is redirected through perforations into different aquifer zones. These aquifer zones are identified from the geophysical logs the Company runs to confirm the coal zones when the well is first drilled. Presently, there are no other competitors who are providing in-bore water reinjection.

The hardware portion of the ARID process is a tool which is set above the pumping fluid level of the well and below the receiving aquifer zone. A water tight well head is placed at the top of the well to trap the water between the tool and the top of the well. Perforations are made into the casing adjacent to the receiving aquifer zone. A pump and water riser pipe are attached to the bottom of the tool. When the pump is operating, the water is pushed through the tool and takes the path of least resistance into the receiving aquifer zone through the perforations.

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

Sale of the ARID

The price of the ARID includes the Underground Injection Control permit, which we will acquire for each customer. The customer is expected to be responsible for the installation and removal of the ARID tool. We will provide a staff member to be on-site for the installation and/or removal of the ARID tool upon the request of the customer. We believe each ARID tool should generate annual gross revenue of approximately $10,000-$22,500 depending on the model and quantities purchased.

Our warranty for sold tools is for a period of three years during which we will repair or replace any non-conforming ARID tool at our expense if the ARID tool fails to perform to specifications.  After the 3 year period, we will replace the ARID tool for a price of $10,000.  To date, we have not had any warranty claims or incurred any warranty cost.

Manufacturing

We have in place an arrangement to produce and deliver the ARID through an established manufacturer. Materials to fabricate the ARID are readily available from numerous sources. We submit a purchase order for an ARID to the manufacturer which has assured us that they can meet the potential manufacturing demand for the ARID. We have manufactured and produced fifty (50) ARID tools to date.

Marketing/Distribution

We identify customers through state records, industry journals, website identification and trade shows. We continue to contact operators in the Powder River Basin and in other parts of the U.S. and Canada. We present to operators a cost analysis of the ARID tool compared to other water handling methods. We are also focusing our marketing on operators who have stranded non-producing wells because of the lack of available water disposal methods and permits. As operating revenues from the ARID tool increase, we will either add additional staff or subcontract with other companies for our marketing and sales. We entered into a distribution contract with Universal Well Site Solutions, (“Universal”), a CBM industry product marketer based in Oklahoma City, Oklahoma on July 1, 2009.    Under the agreement, Universal has been appointed a distributor for the ARID tool in the selected areas of the United States. To date the Company has not realized any sales through Universal. On April 18, 2011, the Company has entered into a distribution agreement with WellDog, Inc. to exclusively distribute the ARID technology in Australia, China, Indonesia and Germany. To date the Company has not realized any sales through WellDog.

Patents and Trademarks

Patent Status:

In the United States, we have two pending regular patent applications before the United States Patent Office (“USPTO”).

The first application claims the use of a single device for water handling in a well bore. We have an Office Action in the first application and believe we can finish up the matter to an allowance in this response.

We converted the second application to method claims corresponding to use of the device described in the first application. We have the first office action in house. We will tailor the claims to include those limitations which yield the patent in the first application and will seek to bring the second application to an allowance.

In Europe, we have one pending regular patent application. We have received and responded to the second office action in that matter. We expect a communication from the EPO by the end of August 2011.

In Canada, our response to the second official action yielded an allowance of the application. The next step in that process is to make payment of the Issue Fee to issue the grant of patent.

In Australia, we have one pending regular patent application. We have responded to the first action on the merits and we are hopeful that that will yield an allowance without additional office actions.

Trademark Status:

In the United States, the Certification of Registration for the ARID mark was issued on January 12, 2010 and will remain in effect for 10 years.

In the United States, the word mark BIG CAT and the BIG CAT ENERGY CORP design marks have been opposed by Caterpillar Inc. on grounds of likelihood of confusion with and dilution of Caterpillar’s CAT mark. We have moved the Trademark Trial and Appeals Board to strike the expert witness of Caterpillar, however the TTAB has made decision to allow the expert opinions. The proceeding is now moving forward to complete the discovery phase.  No expectation regarding the ultimate result of this litigation can be determined at this time.

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

Research and Development

 Our R&D costs were $0 for the year ended April 30, 2011 compared to $1,991 in the year ended April 30, 2010.

Employees

We are a development stage company and have six full time employees .  We intend to hire additional employees on an as needed basis.

Offices

Our principal executive office is located at 121 W. Merino St, PO Box 500, Upton, Wyoming 82730. Our telephone number is (307) 468-9369. The lease on this premise is on an annual basis at the rate of $500 per month.

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

When you consider these forward-looking statements, you should keep in mind the risk factors described below and the other cautionary statements in this annual report. Our forward-looking statements speak only as of the date made.

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

We are a development stage enterprise and we have minimal revenues from our planned operations. We have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

Our net loss accumulated since inception is $12,116,329, which includes $6,470,396 of non cash stock compensation expense. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to attract customers who will use our services, and lease or purchase our product;
*	our ability to generate revenues through the sales of our services, and leasing or selling of our product;
*	our customers’ ability to locate oil and gas;
*	our customers’ ability to generate revenue from the sale of oil and gas;
*	our customers’ ability to reduce exploration costs;

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

  ITEM 3.  LEGAL PROCEEDINGS

In the United States, the word mark BIG CAT and the BIG CAT ENERGY CORP design marks have been opposed by Caterpillar Inc. on grounds of likelihood of confusion with and dilution of Caterpillar’s CAT mark. We have moved the Trademark Trial and Appeals Board to strike the expert witness of Caterpillar, however the TTAB has made decision to allow the expert opinions. The proceeding is now moving forward to complete the discovery phase.  No expectation regarding the ultimate result of this litigation can be determined at this time.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the OTC Bulletin Board operated by FINRA under the symbol BCTE. Our common stock began trading on the OTC Bulletin Board on May 6, 2004.

The following table shows the high and low bid price for our common shares for the quarters indicated:

	HIGH ($)	LOW ($)
2011
02/01/11 – 04 30/11
11/01/10 – 01/31/11

2010
08/01/10 – 10/31/10
05/01/10 -  07/31/10
02/01/10 – 04 30/10
11/01/09 – 01/31/10

2009
08/01/09 – 10/31/09
05/01/09 -  07/31/09
02/01/08 – 04 30/09
11/01/08 – 01/31/09

	$0.12 $0.159 $0.136 $0.20 $0.23 $0.21 $0.50 $0.20 $0.30 $0.36	$0.05 $0.10 $0.07 $0.061 $0.04 $0.12 $0.115 $0.075 $0.10 $0.06

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

We estimate that we have approximately one hundred forty four (144) shareholders of record, including beneficial owners whose shares are held in street name.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, including any individual compensation arrangements, the weighted average exercise price and the number of options remaining available for issuance as of April 30, 2011

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders [1]	4,135,000	$0.37	865,000

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

During the year ended April 30, 2010, Directors Peck and Hampton resigned and forfeited their stock options to acquire 600,000 shares each. The Board of Directors appointed Thomas Wharton and David Brennan to the vacant Board seats and on January 4, 2010 granted Directors Wharton and Brennan options to purchase 200,000 shares each. In addition the Board granted key employees the option to purchase 10,000 shares. The exercise price of the options was $0.15, the closing price of Company shares on January 4, 2010. The options granted on January 4, 2010 become exercisable on January 4, 2011 and expire on January 4, 2015.

During the year ended April 30, 2011, Director Brennan resigned from the Board of Directors; he retained his 200,000 stock option pursuant to the revised 2007 Plan. The Board of Directors appointed Mark D. Hettinger to the vacant position on January 12, 2011 and granted Director Hettinger options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15. The option is exercisable immediately and will expire on January 12, 2016.

Recent Sales of Unregistered Securities

During the last three years, the Company made the following sales of unregistered securities:

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

In March 2010, the Company issued 240,000 shares of restricted common stock at a price of $.05 per share, to Thomas Wharton of Wharton Consulting in lieu of payment for consulting services for the period February 16, 2010 through March 15, 2010.   Mr. Wharton is a director of the Company,

In April 2010 the Company completed the private placement of 1,200,000 units at $.05 per unit, each unit consisting of one restricted share of its common stock and one warrant to purchase one share of restricted common stock exercisable at $.15 per share.

During the year ended April 30, 2011, the Company issued 363,334 shares of restricted common stock to non-officer employees. The Company recognized a non-cash salary expense of $32,700 for the fair value of shares issued. The Company also completed a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock exercisable at $0.15 per share. The warrants have a five year term from date of issue. The Company received proceeds of $717,426 in the private placement consisting of $200,000 cash and High Plains Gas Inc. restricted common stock valued at $517,426. The Company issued 3,746,069 shares of restricted common stock at $0.10 per share and warrants to purchase an additional 1,873,033 shares exercisable at $0.15 to officers, employees and a vendor in lieu of payment of salary and vendor obligations. The warrants have a five year term from date of issue. The Company recognized a non-cash expense of $11,667 for the difference between the fair value of the stock issued and the vendor liabilities relieved of $5,000. The Company recognized non-cash salary expense of $357,940 for the fair value of the stock issued.

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

Section 15(g) of the Securities Exchange Act of 1934

Our Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally accredited investors are entities or institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 (excluding personal residence) or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the special sales practice requirements, the broker/dealer must make a special suitability determination for the purchase and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, these requirements may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION.

This section includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of operation

We are a development stage company and have realized minimal revenues from our current business operations.

During the fiscal year ended April 30, 2011, we raised $200,000 in cash and obtained 739,180 restricted shares of High Plains Gas, valued at $739,180 at April 30, 2011, in a private placement of 20,000,000 restricted shares of Big Cat. As of April 30, 2011 we had $473,834 of working capital compared to $29,461 as of April 30, 2010, and it is uncertain whether this amount will be sufficient to fund operations for the next year. Therefore, we may seek additional sources of capital for the coming year, which we are not assured of raising.

The plan of operation discussed below in this report for the twelve months ended April 30, 2011, reflects the operations of our current business which is to sell the ARID tool and process to oil and gas companies.

We are continuing to refine the ARID system to improve field use.  Currently, we are leasing three and have sold eight ARID tools for installation in CBM (coal bed methane) gas well bores in the Powder River Basin of Wyoming. We have received an order from a related party for fifteen ARID tools to be acquired and installed in fall of 2011.

We are adapting the ARID system for use in the non-CBM industries. Our R&D costs were $0 for the year ended April 30, 2011 compared to $1,991 in the year ended April 30, 2010.

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

Big Cat has executed a Distribution Agreement with Universal Well Site Solutions, (“Universal”), a CBM industry product marketer based in Oklahoma City, Oklahoma on July 1, 2009.    Under the agreement, Universal has been appointed a distributor for the ARID tool in the selected areas of the United States. To date, we have not realized any sales through Universal.

Big Cat has executed a Distribution Agreement with WellDog, Inc. to be Big Cat’s exclusive distributor of the ARID technology in Australia, China, Indonesia and Germany, effective April 2011. To date, we have not realized any sales through WellDog.

Fulfillment of the above opportunities and new business may require additional working capital. The Company is currently exploring potential financing options, including private placement and debt opportunities, to provide for the Company’s potential future cash flow requirements.

Limited Operating History; Need for Additional Capital

Our company has minimal established revenues and has incurred net losses since inception. These factors raised substantial doubt about our ability to continue as a going concern.

We are in development stage operations and have generated minimal revenues from current operations. Our key to remaining in business is selling the ARID to customers. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the possibility that there is a limited market for our products, and possible cost overruns due to price and cost increases in services and products.

If we cannot generate sufficient revenues to continue operations, or find additional capital, we will suspend or cease operations. We have no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing, if available, could result in dilution to existing shareholders.

Results of operations

For the year ended April 30, 2011 compared to the year ended April 30, 2010

We reported a net loss of $1,133,973 for the year ended April 30, 2011 compared to a net loss for the year ended April 30, 2010 of $1,050,294. The net loss for the year ended April 30, 2011 contains a non-cash charge of $605,206 related to the issuance of stock options to management and stock issued in lieu of compensation compared to a $121,565 non-cash charge related to the issuance of stock options to management for the same period in 2010.

We recorded personnel costs of $824,830 during the year ended April 30, 2011, as compared to $530,949 during the same period in 2010, which included stock based compensation charge of $605,206 for the year ended April 30, 2011, compared with $104,565 for the same period in 2010.

We incurred professional fees of $131,083 during the year ended April 30, 2011, as compared to $111,951 during the same period 2010. Professional fees reflect legal and accounting fees incurred for regulatory filings.

We had selling expense of $275,759 for the year ended April 30, 2011 compared to $392,024 for the same period in 2010. Selling expense included sales salaries, sales related support, commissions paid, marketing consulting fees, advertising and marketing costs.

Our other general and administrative costs were $77,062 during the year ended April 30, 2011, as compared to $109,766 during the same period in 2010. The major components of other general and administrative costs are insurance in both years.

Liquidity and Capital Resources

Cash used in operating activities was $369,858 for the fiscal year ended April 30, 2011, and $453,830 for the fiscal year ended April 30, 2010. In the fiscal year ended April 30, 2011 cash used in operations was principally our net loss less our non-cash compensation expense of $605,206. In the fiscal year ended April 30, 2010 cash used in operations was principally our net loss less our non-cash compensation expense of $121,565 and cash provided by trading securities of $356,457

Cash flows used in investing activities were $18,648 for the fiscal year ended April 30, 2011, and $31,103 cash flow used in investing activities for fiscal year ended April 30, 2010.

Cash flows from financing activities were $200,000 for the fiscal year ended April 30, 2011, and $560,000 for the fiscal year ended April 30, 2010. For the fiscal years ended April 30, 2011 and 2010, cash from financing was principally from the private placements of our stock.

During the year ended April 30, 2011, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $32,700 in salary. The Company also completed a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock exercisable at $0.15 per share. The warrants have a five year term from date of issue. The Company received proceeds of $717,426 in the private placement consisting of $200,000 cash and High Plains Gas Inc. restricted common stock valued at $517,426. The Company issued 3,746,069 shares of restricted common stock at $0.10 per share and warrants to purchase an additional 1,873,033 shares exercisable at $0.15 to officers, employees and a vendor in lieu of payment of salary and vendor obligations. The warrants have a five year term from date of issue. The Company recognized a non-cash expense of $11,667 for the difference between the fair value of the stock issued and the vendor liabilities relieved of $5,000. The Company recognized non-cash salary expense of $357,940 for the fair value of the stock issued.

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

Warranty Accrual

ASC 450 requires companies to accrue for warranty expense exposure based on reasonable estimates of the amount expected to be incurred.

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

ITEM 8.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Big Cat Energy Corporation

We have audited the accompanying balance sheets of Big Cat Energy Corporation (a development stage company) as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the cumulative period from June 19, 1997 (inception) to April 30, 2011. We did not audit the cumulative period from June 19, 1997 (inception) to April 30, 2008.  Those amounts were audited by other auditors whose report dated July 28, 2008 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from June 19, 1997 (inception) to April 30, 2008, is based solely on the report of the other auditors. Big Cat Energy Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Cat Energy Corporation as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows, and stockholders’ equity of the amounts as presented for the year ending April 30, 2011 with the amounts for the corresponding statements for the period from June 19, 1997 (inception) through April 30, 2010. In our opinion the amounts have been properly combined for the period from June 19, 1997 (inception) through April 30, 2011.

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

/s/ Eide Bailly LLP
Greenwood Village, Colorado
July 26,  2011

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	April 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,806	$192,312
Accounts receivable-trade	12,578	--
Inventory	19,615	--
Marketable securities, available for sale	739,180	--
Prepaid expenses and other current assets	9,233	8,878
Total current assets	784,412	201,190

Property, Plant and Equipment, at cost
Equipment held for lease	--	20,118
Equipment leased	1,509	7,544
Furniture and equipment, net of accumulated depreciation	6,855	9,983
Total	8,364	37,645

Intangible Assets, net	111,453	99,465

Total Assets	$904,229	$338,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$175,453	$16,104
Deferred salaries	128,250	96,250
Deferred revenue	6,875	59,375
Total current liabilities	310,578	171,729

Stockholders’ Equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 67,590,403 shares and 43,481,000 issued and outstanding, respectively	6,759	4,348
Additional paid-in capital	12,508,825	11,171,937
Accumulated other comprehensive income	221,754	--
(Deficit) incurred during the development stage	(12,143,687)	(11,009,714)
Total stockholders’ equity	593,651	166,571

Total Liabilities and Stockholders’ Equity	$904,229	$338,300

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010 AND
FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2011
	For the Year Ended April 30, 2011	For the Year Ended April 30, 2010	Cumulative from Inception (June 19, 1997) to April 30, 2011
revenues
sales	$80,000	$--	$80,000
lease revenue	75,000	93,125	278,750
other	2,956	3,293	17,487
	157,956	96,418	376,237
cost of arid tools sold	4,024	--	4,024
Net profit	153,932	96,418	372,213

Expenses:
Personnel cost	824,830	530,949	8,987,410
Professional fees	131,083	111,951	854,731
Research and development	--	1,991	14,010
Selling expense	275,759	392,024	1,123,527
Depreciation and amortization	9,788	8,448	31,816
Other general and administrative	77,062	109,766	708,609

Operating (Loss)	(1,164,590)	(1,058,711)	(11,347,890)

Other Income (Expense):
Interest income	617	8,417	124,384
Litigation proceeds	30,000	--	30,000
(Loss) on valuation of Sterling private placement	--	--	(433,000)
	30,617	8,417	(278,616)

(Loss) Before Discontinued Operations	(1,133,973)	(1,050,294)	(11,626,506)
(Loss) on Discontinued Operations of Sterling Oil and Gas (net of non-controlling interest of $258,587)	--	--	(517,181)

Net (Loss)	$(1,133,973)	$(1,050,294)	$(12,143,687)

Net (loss) per share before discontinued operations	$(.02)	$(.03)
Net (loss) per share	$(.02)	$(.03)
Weighted average of common shares outstanding – basic and diluted	52,994,455	39,714,425

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2011

Common Stock		Additional Paid-in Capital	Deficit Incurred During Development Stage	accumulated Other Compre-hensive	Total
Shares	Par value $.0001			Income

Balance, at Inception (June 19, 1997)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$50	$–	$–	$--	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	--	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	--	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	--	10,425
Cumulative net (loss)	–	–	–	(132,543)	--	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	--	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	--	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750	--	--	25,000
Common stock issued in exchange for assets	12,450,000	1,245	22,745	--	--	23,990
Net (loss)	–	–	–	(145,182)	--	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	--	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	--	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	--	1,509,000
Offering costs	–	–	(21,752)	–	--	(21,752)
Contributed capital	–	–	22,582	–	--	22,582
Stock-based compensation	–	–	1,840,000	–	--	1,840,000
Net (loss)	–	–	–	(2,639,221)	--	(2,639,221)

See accompanying notes to financial statement.

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	--	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	--	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	--	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	--	(844,050)
Stock-based compensation	–	–	2,360,000	–	--	2,360,000
Net (loss)	–	–	–	(4,378,294)	--	(4,378,294)
Balance, April 30, 2008	31,041,000	3,104	8,435,991	(7,295,240)	--	1,143,855
Sale of units (May 2008) at $0.50 per unit	1,000,000	100	499,900	--	--	500,000
Stock based compensation	--	--	1,543,625	--	--	1,543,625
Net (loss)	--	--	--	(2,664,180)	--	(2,664,180)
Balance, April 30, 2009	32,041,000	3,204	10,479,516	(9,959,420)		523,300
Sale of units (July 2009) at $0.05 per unit	10,000,000	1000	499,000	--	--	500,000
Sale of units (April 2010) at $0.05 per unit	1,200,000	120	59,880	--	--	60,000
Stock in lieu of payment at $0.05 per share	240 000	24	11,976	--	--	12,000
Stock based compensation	--	--	121,565	--	--	121,565
Net (loss)	--	--	--	(1,050,294)	--	(1,050,294)
Balance, April 30, 2010	43,481,000	4,348	11,171,937	(11,009,714)	--	166,571
Stock in lieu of payroll at $0.09 per Share	363,334	36	32,664	--	--	32,700
Stock in lieu of payroll at $0.10 per Share	3,579,402	358	357,582	--	--	357,940
Stock in lieu of payment at $0.10 per share	166,667	17	16,650	--	--	16,667
Unrealized gain on marketable securities	--	--	--	--	221,754	221,754
Sale of units (January 2011) at $0.03 per Unit	20,000,000	2,000	715,426	--	--	717,426
Stock based compensation	--	--	214,566	--	--	214,566
Net (loss)	--	--	--	(1,133,973)	--	(1,133,973)
Balance, April 30, 2011	67,590,403	6,759	$12,508,825	$(12,143,687)	$221,754	$593,651

See accompanying notes to financial statement.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (JUNE 19, 1997) TO APRIL 30, 2011

	2011	2010	Cumulative from Inception (June 19, 1997) to April 30, 2011
Cash Flows from Operating Activities:
Net (loss)	$(1,133,973)	$(1,050,294)	$(12,143,687)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	9,788	8,448	31,816
Stock based compensation	605,206	121,565	6,470,396
Stock in lieu of cash payment	16,667	12,000	28,667
Contributed services and other	--	--	10,425
Inventory written off as lost	6,538	--	6,538
Cash flow from discontinued operations	--	--	833,369
Changes in operating assets and liabilities:
Accounts receivable	(12,578)	4,547	(12,578)
Trading securities	--	356,487	--
Prepaid and other	(355)	11,962	(9,233)
Deferred revenue	(52,500)	4,375	6,875
Deferred salaries	32,000	96,250	128,250
Payables and accrued liabilities	159,349	(19,170)	175453
Net cash (used in) operating activities	(369,858)	(453,830)	(4,473,709)
Cash Flows from Investing Activities:
Purchase of unproved oil and gas properties	--	--	(1,794,231)
Purchase of equipment	(579)	(995)	(19,520)
(Purchases) sale of inventory	--	--	(27,662)
Other assets	(18,069)	(30,108)	(106,615)
Cash flow used in discontinued operations	--	--	(133,757)
Net cash provided by (used in) investing activities	(18,648)	(31,103)	(2,081,785)
Cash Flows from Financing Activities:
Proceeds from sale of common stock	200,000	560,000	6,307,901
Cash paid for offering costs	--	--	(21,752)
Proceeds from related party advances	11,000	--	62,618
Repayment of related party advances	(11,000)	--	(40,036)
Cash flow provided by discontinued operations	--	--	250,569
Net cash provided by financing activities	200,000	560,000	6,559,300

See accompanying notes to financial statement.

Net Increase (Decrease) in Cash and Cash Equivalents	(188,506)	75,067	3,806
Cash and Equivalents, at beginning of period	192,312	117,245	--

Cash and Equivalents, at end of period	$3,806	$192,312	$3,806

Non-Cash Transaction:
Stock received as payment in private placement	$517,426	$--	$517,426
Spin off of Sterling subsidiary	$--	$--	$1,794,231
Forgiveness of debt by related party, accounted for as capital contributed	$--	$–	$22,582
Stock issued to related party for ARID technology	$--	$–	$23,990

See accompanying notes to financial statement.

1.	Organization and Nature of Operations:

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

Going Concern – As of April 30, 2011 the Company had working capital of $473,834 and stockholders’ equity of $593,651.  We have realized minimal revenues and have incurred significant losses from operations and used significant cash flow to fund operations for the fiscal years presented. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates continued funding from investors and realization of substantial leases of the ARID tool.  Funding, if received, would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year.  The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern

Big Cat’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. The Company can offer no assurance of success in our efforts to raise additional proceeds or achieve profitable operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

Warranty accrual – ASC 450 requires companies to accrue for warranty exposure based on reasonable estimates of the amount incurred.  Based on historical data, the Company has accrued no costs for warranty resolution as of April 30, 2011 and 2010.

Intangible Assets – The Company capitalized the costs to patent the ARID process and ARID trademark. These costs are being amortized over the life, twenty (20) years, of the patents on a straight line basis. The intangibles serve as collateral for the accrued deferred salaries.  The Company expects to record amortization expense for subsequent period as follows

FY 2012                      $6,530
FY 2013                      $6,530
FY 2014                      $6,530
FY 2015                      $6,530
FY 2016                      $6,530
Thereafter                $78,803

Concentrations of Credit Risk – The Company’s cash equivalents, accounts receivable  and marketable securities are exposed to concentrations of credit risk.  The Company manages and controls this risk by investing the cash equivalents with major financial institutions. The accounts receivable are from a related party and are considered to be fully collectable. The marketable securities are common shares are from the same related party and are subject to market risk.

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

Concentration of Customer Base-The Company had two leasing customers and three leasing customers during the years ended April 30, 2011 and 2010.  The Company had a single purchaser of ARID tools during the year ended April 30, 2011 and that customer was a related party.

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

Investments – Securities classified as “available for sale” are carried in the financial statements at fair value. Realized gains and losses are included in earnings.  Unrealized holding gains and losses are reported in other comprehensive income.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, marketable securities and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value due to the short term nature of these balances.

Fair Value Measurements - are determined by the Company’s adoption of ASC 820 Fair Market Measurement and Disclosures as of May 1, 2008, including the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of ASC 820 did not have a material impact on the Company’s fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous market) for the asset or liability in an orderly transaction between market participants at the measurement date.

Stock-Based Compensation – The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded expense for stock-based compensation for the year ended April 30, 2011 of $605,206 compared to $121,565 for the year ended April 30, 2010.

Research and Development Expenditures – Costs related to the research, design, and development of products are charged to research and development expenses as incurred.  The Company incurred $0 of research and development costs for the year ended April 30, 2011, compared to research and development expenses of $1,991 for the year ended April 30, 2010.

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

As of April 30, 2011 the Company had options issued to purchase 4,135,000 shares and warrants issued to purchase 19,173,033 shares that would be potentially dilutive. At April 30, 2010, the Company had options issued to purchase 3,935,000 shares and warrants issued to purchase 8,300,000 shares that would be potentially dilutive.  The options and warrants outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

Revenue Recognition-When the Company sells its ARID tools, revenue is recognized upon delivery of the tools to the customer.  When the Company leases its ARID tools, revenue is recognized equally over the term of lease. When the lease is executed the company records deferred revenue as an Other Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At April 30, 2011 the Company recorded $6,875 as Other Current Liabilities for deferred revenue compared to $59,375 at April 30, 2010, The Company has recorded $0 for Long Term Obligations in both years.

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

4.	Fair Value Measurements:

ASC 820 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company’s assumptions,

ASC 820 requires the use of observable market data if such data is available without undue cost and effect.

	Fair Value Measurements at Reporting Date Using
Description	April 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$739,180	$739,180	$0	$0
Total	$739,180	$739,180	$0	$0

5.	Marketable Securities

Cost and fair value of available for sale securities at April 30, 2011 are as follows:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Shares of High Plains Gas, Inc.	$517,426	$221,754	$--	$739,180

6.	Related Party Transactions

For year ended April, 30 2011 and 2010, the officers of the Company provided management services to its affiliated company, Sterling Oil & Gas Company. The Company did not charge Sterling for these services.

The Company retained Wharton Consulting during the 2010 fiscal year to provide marketing service to the Company. Thomas E, Wharton, a Director for the Company, is the managing partner of Wharton Consulting.

Mr. Wharton is also the step-brother of Michael Schaefer, a principal Big Cat shareholder who currently owns beneficially approximately 24.7 % of the common stock of the Company.

The Company recorded consulting fees to Mr. Wharton and Wharton Consulting of $36,000 for the year ended April 30, 2011, compared to $127,635 (which included non-cash transactions of $12,000 for stock issued in lieu of payment and  $17,000 related to warrants issued to Wharton Consulting), for the year ended April 30, 2010. At April 30, 2010, the Company owed Wharton Consulting $6,000. There were no outstanding liabilities to Wharton Consulting at April 30, 2011.

For the year ended April 30, 2011, the Company’s CFO provided professional services to High Plains Gas, Inc. (“High Plains”), valued at $15,111, which has been recorded as a reduction to personnel costs.  The Company also sold eight ARID tools to High Plains for a total of $80,000 during the year ended April 30, 2011.  The Company has recorded accounts receivable from High Plains of $12,578 as of April 30, 2011. High Plains presently owns beneficially approximately 38.8% of the Company’s restricted common stock and High Plains’s President and COO is a member of Big Cat’s Board of Directors.

During the year ended April 30, 2011, the Company borrowed $11,000 from Raymond Murphy, an officer and Director of the Company. The funds were used for operating expenses and were reimbursed to Mr. Murphy prior to April 30, 2011.

During the year ended April 30, 2011, Sterling Oil & Gas Company, an affiliate of Big Cat, paid $8,294 of operating expenses on behalf of Big Cat. These payments have been recorded as an accrued liability of the Company.

7.	Shareholders’ Equity:

Private Offerings –

During the year ended April 30, 2011, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $32,700 in salary. As a second transaction, the Company completed a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock exercisable at $0.15 per share. The warrants have a five year term from date of issue. The Company received proceeds of $717,426 in the private placement consisting of $200,000 cash and High Plains Gas Inc. restricted common stock valued at $517,426. As a third transaction, the Company issued 3,746,069 shares of restricted common stock at $0.10 per share and warrants to purchase an additional 1,873,033 shares exercisable at $0.15 to officers, employees and a vendor in lieu of payment of salary and vendor obligations. The warrants have a five year term from date of issue. The Company recognized a non-cash expense of $11,667 for the difference between the fair value of the stock issued and the vendor liabilities relieved of $5,000. The Company recognized non-cash salary expense of $357,940 for the fair value of the stock issued.

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

8.	Stock Option Plan:

The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan.  During Fiscal 2009 the Board of Directors granted options to purchase 1,665,000 shares to directors, officers and key employees and consultants of the Company, effective December 31, 2008. The exercise price of the options was $0.12, the closing price of Company shares on December 31, 2008. The options granted on December 31, 2008 become exercisable on December 31, 2009 and expire on December 31, 2014. During Fiscal 2010 the Board of Directors granted options to purchase 410,000 shares to outside directors and key employees of the Company, effective January 4, 2010. The exercise price of the options was $0.15, the closing price of Company shares on January 4, 2010. The options granted on December 31, 2008 became exercisable on January 4, 2011 and expire on January 4, 2015. Also during Fiscal 2010, Charles Peck and George Hampton, resigned as Directors of the Company and forfeited their stock options to purchase 600,000 shares each. During Fiscal 2011, the Board of Directors granted options to purchase 200,000 shares to Mark Hettinger, Director. The options were immediately exercisable at $.15 per share and expire January 12, 2016. Director David Brennan resigned effective January 4, 2011, however pursuant to revisions to the 2007 Plan; he retained the options previously granted to him.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date.  The fair values of options granted and vested were calculated using the following weighted-average assumptions:

	Year ended April 30, 2011	Year ended April 30, 2010
Expected dividend yield	–	–
Expected price volatility	178%	152%
Risk free interest rate	1.99%	2.65%
Expected term of options (in years)	5 years	5 years

A summary of option activity under the Plan and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding – May 1, 2006	–	$ –	–	$ –
Granted during period	1,550,000.50		–	–
Exercised during period	–	–	–	–
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –April 30, 2007	1,550,000.50		5	3,934,172
Granted during period	1,860,000.62		--	--
Exercised during period	--	--	--	--
Forfeited during period	(250,000)	.50	--	--
Expired during period	–	–	–	–
Options outstanding –April 30, 2008	3,160,000.56		4.54	5,214,990
Granted during period	1,665,000.12		5.00	172,150
Exercised during period	–	–	–	--
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Options outstanding –April 30, 2009	4,825,000.42		5.00	5,387,140
Granted during period	410,000.15		4.68	52,617
Exercised during period	--	--	--	--
Forfeited during period	(1,300,000)	--	--	(1,532,051)
Expired during period	--	--	--	--
Options outstanding-April 30, 2010	3,935,000.39		3.37	3,907,705
Granted during period	200,000.15		4.70	28,000
Exercised during period	--	--	--	--
Forfeited during period	--	--	--	--
Expired during period	--	--	--	--
Options outstanding-April 30, 2011	4,135,000.37		2.49	$3,935,705

Exercisable at April 30, 2011	4,135,000	$ 0.37	2.49	$ 3,935,705

The weighted average grant date intrinsic value of options granted during the years ended April 30, 2011 and 2010 was $0.15 and $0.15 per share respectively.  The weighted average remaining contractual term is 2.49 years for all options outstanding.

As of April 30, 2011, and 2010 the options are fully vested.  Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the options as if they vest over a two-year period.   There have been no options exercised under the terms of the Plan.

A summary of warrants activity for the periods ending is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding – May 1, 2007	–	$ –	–	$ –
Issued during period	1,000,000.75		3.	–
Exercised during period	–	–	–	–
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Warrants outstanding –April 30, 2008	1,000,000	75	3	--
Issued during period	1,000,000.75		3	--
Exercised during period	--	--	--	--
Forfeited during period			--	--
Expired during period	–	–	–	–
Warrants outstanding –April 30, 2009	2,000,000.75		3	--
Issued during period	6,300,000.15		4.33	--
Exercised during period	–	–	–	--
Forfeited during period	–	–	–	–
Expired during period	–	–	–	–
Warrants outstanding –April 30, 2010	8,300,000.42		5.00	--
Issued during period	11,873,033.15		4.67	--
Exercised during period	–	–	–	--
Forfeited during period	–	–	–	–
Expired during period	(1,000,000)	.75	–	–
Exercisable at April 30, 2011	19,173,033	$0.15	3.36	--

9.	Income Taxes:

Deferred tax assets (liabilities) are comprised of the following:

	April 30
	2011	2010

Deferred tax assets:
Stock-based compensation	$2,128,000	$2,053,000
Deferred revenue and salaries	47,000	54,000
Benefit of net operating loss	1,727,000	1,407,000

Net operating loss and credit carryforwards
Total deferred tax assets	3,902,000	3,514,000
Valuation allowance	(3,902,000)	(3,514,000)

	$–	$–

A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

	April 30
	2011	2010

Expected benefit at federal statutory rate	(35%)	(35%)
State taxes net of federal benefit	--	--
Permanent differences	.04%	.12%
Change in rate	--	--
Other-true up rate	--	--
Change in valuation allowance	34.96%	34.88%

	–	–

The Federal net operating loss (NOL) carryforward of approximately $4,933,000 as of April 30, 2011 expires on various dates through 2031.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

We have identified no significant uncertain tax positions as of April 30, 2011 or 2010. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. No interest and penalties related to uncertain tax positions were accrued as of April 30, 2011 or 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is no longer subject to examinations by tax authorities for tax years before 2007.

10.	Subsequent Events:

Management has evaluated all activity of the Company and concluded no subsequent events have occurred that would require disclosure.

F-16

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no reportable disagreements or events.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on an evaluation required by paragraph (b) of  §240.13a–15 of the effectiveness of the registrant's disclosure controls and procedures (as defined in §240.13a–15(e)), the Company’s principal executive officer and principal financial officer concluded that, as of April 30, 2011, its disclosure controls and procedures are not effective as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The framework used by management to evaluate the effectiveness of the registrant's internal control over financial reporting as required by paragraph (c) of §240.13a–15 is the COSO Internal Control – Integrated Framework.  Based on management’s assessment, management concluded that the Company internal control over financial reporting is not effective as of April 30, 2011 due to the existence of significant deficiencies constituting a material weakness, as described below.

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

LIMITATIONS ON EFFECTIVENESS OF CONTROLS
Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MATERIAL WEAKNESS IDENTIFIED
A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the year ended April 30, 2011, certain significant deficiencies in internal control became evident to management that represent a material weakness.  The Company experienced an increasing complexity in its transactions during the fiscal year ended April 30, 2011 and this complexity resulted in significant adjustments to the accounting records underlying the financial statements. Management corrected all misstatements prior to the release of the Company’s April 30, 2011 financial statements.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2011. The conclusion by Management that disclosure controls and procedures and controls over financial reporting were not effective during the current year ended April 30, 2011 was due to an increase in the complexity of transactions during the current year.

ITEM 9B.  OTHER INFORMATION.

None

PART III

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The name, age and position of our directors and executive officers is set forth below:

Name	Age	Position Held

Timothy G. Barritt	61	President, Principal Executive Officer, and Director
Richard G. Stockdale	67	Director
Raymond P. Murphy	52	Chief Operations Officer and Director
Richard G. Stifel Thomas E. Wharton Mark D. Hettinger	64 49 52	Secretary, Treasurer & Principal Financial Officer Director Director

Our directors serve until our next annual meeting of the stockholders and until a successor is elected and qualified or until he or she resigns if earlier.. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.    Each Director has served since the time of his appointment referred to in the biographical information below.  .

Timothy G. Barritt - President, Principal Executive Officer, and Director.  Mr. Barritt has served as a director, president and principal executive officer of Big Cat since January 20, 2006.   During the same period Mr. Barritt has also owned and operated TYVO, LLC which operates three portable drilling rigs in the coal bed methane industry as well as in the water industry. Since July 2005, Mr. Barritt has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation.   Mr. Barritt is also a director of Sterling Oil & Gas Company, a publicly held company.

Richard G. Stockdale –Director.  Mr. Stockdale has been a member of the board of directors and vice president of the Company since 2006. Since November 2002, Mr. Stockdale has owned and operated Stockdale Consulting, LLC, which is engaged in the business of hydro-geologic investigations, water well design, drilling supervision, well development techniques, pump testing, water analysis, compilation of data, and publishing reports. From January 2001 to March 2003, Mr. Stockdale was the Deputy Wyoming State Engineer. Since July, 2005, Mr. Stockdale has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation.    Mr. Stockdale is also a director of Sterling Oil & Gas Company, a publicly held company.

Raymond P. Murphy – Chief Operations Officer, and Director.                                                                                                           Mr. Murphy has been a member of the board of directors and chief operations officer of the Company since 2006. Since January 2003, Mr. Murphy has been an independent consulting oil and gas geologist in Phoenix Arizona. Since July 2005, Mr. Murphy has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation. From December 1999 to November 2002, Mr. Murphy was a regulatory specialist/geo-hydrologist for Williams Production RMT Company, Gillette, Wyoming, responsible for permitting, reporting and compliance of byproduct water from coal bed methane operations. Mr. Murphy is also a director of Sterling Oil & Gas Company, a publicly held company.  Mr. Murphy holds a Bachelor of Science degree in geology and biology from Chadron State College, Chardon, Nebraska.

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

Thomas E. Wharton, Director. Mr. Wharton has served as Managing Partner for Wharton Consulting, a Wyoming Limited Liability corporation from 1998 to present. He was President/Owner of Herbal Remedies USA LLC, a Wyoming Limited Liability corporation, from 2001-2009. He served as interim CEO/Director for Isecuretrac Corp., of Nebraska from 2004-2006.   He was President of Poppe Tyson Interactive from 1996-1998 and served as CFO for Poppe Tyson/BJKE from 1987-1996, both companies of New York. Mr. Wharton received a BSBA degree from Creighton University in 1983.

Mark D. Hettinger, Director. Mr. Hettinger was appointed a director of the Company in January, 2011.    In 1979, Mr. Hettinger founded Hettinger Welding, an energy industry construction firm headquartered in the western United States.  Mr. Hettinger served as CEO of Hettinger Welding and grew the company from one welding truck to a team of over 1500 employees.  In 2008, Mr. Hettinger stepped down as CEO of Hettinger Welding to start High Plains Gas Inc., an oil and gas development company located in Gillette, Wyoming.  Mr. Hettinger currently serves as President and Chairman of High Plains Gas Inc. and he continues to actively serve on the Hettinger Welding Board of Directors.

Change in Control.   Effective December 16, 2010, the Company approved the sale of 20,000,000 shares of restricted common stock to High Plains Gas Inc. for $.03 per share. The Company received proceeds of $200,000 cash and 739,180 shares of restricted common stock of High Plains Gas, Inc. The sale also included 10,000,000 presently exercisable warrants to purchase restricted common stock of Big Cat at a price of $.15 per share. The warrants have a five year term. The terms of the sale included a provision to add Mark D. Hettinger, Chairman and COO of High Plains Gas, Inc., to the Big Cat Board, which was approved by the Board on January 12, 2011.    As a result of the transaction, Mr. Hettinger owns beneficially 38.8% of the issued and outstanding stock of Big Cat, assuming exercise of all options held by him.  (See “Securities Ownership of Certain Beneficial Owners and Management”).

Section 16(a) Beneficial Ownership Reporting Compliance.   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended April 30, 2011, and thereafter, all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were timely met.

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

SUMMARY COMPENSATION TABLE
		Payouts

(a)	(b)	(c)	(d)	(e)

			Securities
			Underlying	All Other
Name and Principal	Fiscal	Salary	Options /	Comp.
Position	Year	($) [1]	SARs (#)[2]	($) [3]

Timothy Barritt	2011	56,667	--	21,809
PEO	2010	92,916	--	18,492
	2009	125,000	300,000	15,596

Raymond Murphy	2011	49,583	--	14,564
COO	2010	92,916	--	14,476
	2009	125,000	300,000	10,873

Richard G. Stifel PFO	2011 2010	20,208 30,500	-- --	11,791 10,669
	2009	125,000	250,000	18,649

[1]           During the fiscal year ended April 20, 2011 the Company accrued but has not paid Mr. Barritt $28,333, Mr. Murphy $35,417 and Mr. Stifel $7,500 for salaries. These amounts are included in the accrued payables at April 30, 2011. As of December 9, 2010, and in partial settlement of deferred but unpaid salary, the Board of Directors of the Company authorized the issue of 866,667 shares of restricted common stock at $.10 per share to each of Tim Barrett, Ray Murphy and Richard Stifel.    In connection with the payment in stock, the Company also issued to each of them options to purchase 433,333 shares of restricted common stock exercisable at $.15 per share for a period of five years.  Effective March 31, 2011, the Board of Directors terminated the Company’s Salary Deferral Agreement of July 25, 2009, although the security interests and financing statements/other filings granted by Big Cat to secure payment of amounts deferred but unpaid as of March 31, 2011 remain effective.  The Board also established the annual compensation of each of the foregoing three officers at $85,000 per year commencing May 1, 2011.

 [2]           The Company granted to Messrs. Barritt, Murphy and Stifel stock options to purchase 300,000, 300,000 and 250,000 shares respectively of restricted common stock on December 31, 2008 as compensation for services as our chief executive officer, vice president and CFO respectively. These options are exercisable at a price of $0.12 per share until December 31, 2014.

[3] The Company pays for the officer’s health insurance, disability insurance, dental insurance and life insurance as part of their compensation package.

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

OPTION GRANTS IN THE LAST FISCAL YEAR
Name and Principal Position	Number of Securities Underlying Options Granted [2]	% of Total Options Granted to Employees in Fiscal Year [1]	Exercise Price ($/Share	Expiration Date
Timothy Barritt PEO	433,333	23.1%	$0.15	December 9, 2015
Raymond Murphy COO	433,333	23.1%	$0.15	December 9, 2015
Richard G. Stifel PFO	433,333	23.1%	$0.15	December 9, 2015

[1]           Based on 1,873,033 options or warrants granted to employees during the last fiscal year.

[2]           See footnote 1 to Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
(a)	(b)	(c)	(d)	(e)
Timothy Barritt			1,333,333
PEO	--	--

Richard Stifel			1,183,333
PFO	--	--

Raymond Murphy			1,333,333
COO	--	--

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy Barritt PEO	433,333 300,000 300,000 300,000	-- -- --		0.15 0.50 0.62 0.12	12/09/2015 4/27/2012 4/30/2013 12/31/2014

Richard Stifel PFO	433,333 250,000 250,000 250,000	-- -- --		0.15 0.50 0.62 0.12	12/09/2015 4/27/2012 4/30/2013 12/31/2014

Raymond Murphy COO	433,333 300,000 300,000 300,000	-- -- --		0.15 0.50 0.62 0.12	12/09/2015 4/27/2012 4/30/2013 12/31/2014

During the fiscal year ended April 30, 2011, no stock options were exercised by our executive officers or directors.    See narrative disclosure regarding the option plan under “Equity Compensation Plan Information 2007 Nonqualified Stock Option Plan” for additional information regarding the 2007 Nonqualified Stock Option Plan.

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

DIRECTOR COMPENSATION TABLE

				Long Term Compensation
	Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
			Other
			Annual	Restricted	Securities
	Fees		Compensa-	Stock	Underlying	LTIP	All Other
Name and Principal	Earned	Bonus	tion	Award(s)	Options /	Payouts	Comp.
Position	($)	($)	($)	($)	SARs (#)	($)	($)

Thomas E. Wharton	1,000	0	0	0		0	$36,000

David D. Brennan resigned 1/4/2011	2,000	0	0	0		0	0

Mark D. Hettinger	0	0	0	0	200,000 [1]	0	0

[1]           We granted to Mr. Hettinger stock options to purchase 200,000 shares of our common stock on January 12, 2011 as an incentive for acting as a director of our Company. These options are exercisable at a price of $0.15 per share until January 12, 2016.

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

Name and Address of	Title of	Amount and Nature of	Percentage of
Beneficial Owner	Class	Beneficial Ownership [1]	Ownership [2]

Timothy Barritt	common stock	5,200,000 [3]	7.5%

Raymond Murphy	common stock	5,200,000 [4]	7.5%

Richard Stockdale	common stock	3,900,000 [5]	5.7%

Richard G. Stifel	common stock	2,054,900 [6]	3.0%

Thomas E Wharton	common stock	540,000 [8]	0.8%

Mark D. Hettinger/ High Plains Gas, Inc.	common Stock	30,200,000 [9]	38.8%

All officers and directors as		47,094,900	56.9%
a group (6 Individuals)

Michael Schaefer	common stock	17,909,500 [7]	24.7%
25 Burger Lane
Buffalo, WY 82834

[1]           Totals for beneficial ownership are determined in accordance with the rules of the Securities and Exchange Commission and generally include shares as to which voting or investment power with respect to securities is held by the person. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 29, 2011 are also included in totals and are deemed outstanding for purposes of computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

[2]           Percentages for each individual and for the group are based on 67,590,403 shares of common stock outstanding on July 29, 2011 plus the additional shares subject to presently exercisable options for each individual or the group..

[3]           Includes 1,333,333 options and warrants currently exercisable.

[4]           Includes 1,333,333 options and warrants currently exercisable.

[5]           Includes 900,000 options currently exercisable.

[6]           Includes 1,183,333 options and warrants currently exercisable.

[7]           Includes currently exercisable warrants to purchase 5,000,000 shares at $0.15 that expire July 2012

[8}           Includes 300,000 warrants currently exercisable at $0.14 and expire in 2015

[9]           Includes 20,000,000 shares and 10,000,000 currently exercisable warrants, at $.15, that expire January 2016, held by High Plains Gas, Inc, of which Mr. Hettinger is the Chairman, COO and a principal shareholder.  Also includes an additional 200,000 options held by Mr. Hettinger and currently exercisable by him.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

For year ended April, 30 2011 and 2010, the officers of the Company provided management services to its affiliated company, Sterling Oil & Gas Company. The Company did not charge Sterling for these services.

The Company retained Wharton Consulting during the 2010 fiscal year to provide marketing service to the Company. Thomas E, Wharton, a Director for the Company, is the managing partner of Wharton Consulting. Mr. Wharton is also the step-brother of Michael Schaefer, a principal Big Cat shareholder who currently owns beneficially approximately 24.7 % of the common stock of the Company. The Company recorded consulting fees to Mr. Wharton and Wharton Consulting of $36,000 for the year ended April 30, 2011, compared to $127,635 (which included non-cash transactions of $12,000 for stock issued in lieu of payment and  $17,000 related to warrants issued to Wharton Consulting), for the year ended April 30, 2010. At April 30, 2010, the Company owed Wharton Consulting $6,000. There were no outstanding liabilities to Wharton Consulting at April 30, 2011.

For the year ended April 30, 2011, the Company’s CFO provided professional services to High Plains Gas, Inc. (“High Plains”), valued at $15,111, which has been recorded as a reduction to personnel costs.  The Company also sold eight ARID tools to High Plains for a total of $80,000 during the year ended April 30, 2011.  The Company has recorded accounts receivable from High Plains of $12,578 as of April 30, 2011. High Plains presently owns beneficially approximately 38.8% of the Company’s restricted common stock and High Plains’s President and COO is a member of Big Cat’s Board of Directors.

During the year ended April 30, 2011, the Company borrowed $11,000 from Raymond Murphy, an officer and Director of the Company. The funds were used for operating expenses and were reimbursed to Mr. Murphy prior to April 30, 2011.

During the year ended April 30, 2011, Sterling Oil & Gas Company, an affiliate of Big Cat, paid $8,294 of operating expenses on behalf of Big Cat. These payments have been recorded as an accrued liability of the Company.

See Footnote 1 to the Summary Compensation Table regarding a settlement of a portion of deferred salary with certain officers of the Company by issuance of stock and stock options.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$35,477.00	Eide Bailly LLP, Certified Public Accountant
2010	$29,755.00	Eide Bailly LLP, Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0.00	Eide Bailly LLP, Certified Public Accountant
2010	$0.00	Eide Bailly LLP, Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$1,495.00	Eide Bailly LLP, Certified Public Accountant
2010	$3,675.00	Eide Bailly LLP, Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0.00	Eide Bailly LLP, Certified Public Accountant
2010	$0.00	Eide Bailly LLP, Certified Public Accountants

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

PART IV

ITEM 15.  EXHIBITS.

(1)  Financial Statements

The financial statements of Big Cat Energy Corporation and the independent registered public accounting firms report dated July 26, 2011, are incorporated in Item 8 of this report.

(3) Exhibits Required by Item 601 of Regulation SK

The following exhibits are filed with this Form 10-K:

Exhibit No. 10.1 10.2
Document Description
Stock Purchase Agreement with High Plains Gas, Inc. of December 8, 2010, incorporated by reference to Form 8-K filed December 14, 2010
Registration Rights Agreement with High Plains Gas, Inc. of December 9, 2010 incorporated by reference to Form 8-K filed December 14, 2010

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of July, 2011.

BIG CAT ENERGY CORPORATION

BY:	/s/ Timothy Barritt
Timothy Barritt, President and Principal Executive Officer

BY:	/s/ Richard G. Stifel
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Timothy Barritt	President, Principal Executive Officer,	July 26, 2011
Timothy Barritt	and a member of the Board of Directors

Chief Operations Officer, and
/s/ Raymond Murphy	a member of the Board of Directors	July 26, 2011
Raymond Murphy

/s/ Richard G. Stockdale	A member of the Board of Directors	July 26, 2011
Richard G. Stockdale

/s/ Thomas E. Wharton
Thomas E. Wharton	A member of the Board of Directors	July 26, 2011

/s/ Mark D. Hettinger
Mark D. Hettinger	A member of the Board of Directors	July 26, 2011