Form 10-Q
period 2012-01-31
BIG CAT ENERGY CORP
filed 2012-03-09
CIK 1089272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  January 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 67,590,403 shares of common stock, $.0001 par value as of March 16, 2012

BIG CAT ENERGY CORPORATION

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Balance Sheets as of January 31, 2012 (Unaudited) and April 30, 2011	3

		Condensed Statements of Operations for the three months ended January 31, 2012 and 2011, the nine months ended January 31, 2012 and 2011 and for the cumulative period from June 19, 1997 (inception) through January 31, 2012 (Unaudited)	4

		Condensed Statements of Cash Flows for the nine months ended January 31, 2012 and 2011, and for the cumulative period from June 19, 1997 (inception) through January 31, 2012 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity (Deficit) for the nine months ended January 31, 2012 and the cumulative period from June 19, 1997 (inception) through January 31, 2012 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	ITEM 4.	CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION		20

	ITEM 1.	Legal Proceedings	20

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	ITEM 3.	Default Upon Senior Securities	20

	ITEM 4.	Submission of Matters to a Vote of Security Holders	20

	ITEM 5.	Other Information	20

	ITEM 6.	EXHIBITS	20

	SIGNATURES		21

PART I.

ITEM 1.  FINANCIAL STATEMENTS.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	January 31, 2012	April 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,666	$3,806
Accounts receivable-trade related parties	1,203	12,578
Inventory	19,615	19,615
Marketable securities, available for sale	21,203	739,180
Prepaid expenses and other current assets	3,321	9,233
Total current assets	57,008	784,412

Furniture and Equipment, at cost
Equipment leased	--	1,509
Furniture and equipment, net of accumulated depreciation	4,162	6,855
Total	4,162	8,364

Intangible Assets, net	119,507	111,453

Total Assets	$180,677	$904,229

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$364,721	$167,159
Accounts payable-related parties	3,300	8,294
Deferred salaries	128,250	128,250
Deferred revenue	--	6,875
Total current liabilities	496,271	310,578

Stockholders’ Equity (Deficit):
Common stock - $.0001 par value; 100,000,000 shares authorized; 67,590,403 shares issued and outstanding	6,759	6,759
Additional paid-in capital	12,508,825	12,508,825
Accumulated other comprehensive income (loss)	2,935	221,754
(Deficit) incurred during the development stage	(12,834,113)	(12,143,687)
Total stockholders’ equity (deficit)	(315,594)	593,651

Total Liabilities and Stockholders’ Equity	$180,677	$904,229

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 19, 1997
	For the Three Months		For the Nine months		(Inception)
	Ended		Ended		Through
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012
Revenues
Sales	$20,000	$40,000	$67,000	$40,000	$147,000
Lease revenue	--	19,375	6,875	69,375	285,625
Other	227	6,012	341	8,967	17,828
	20,227	65,387	74,216	118,342	450,453
Cost of ARID tools sold	659	2,845	2,168	2,845	14,204
Gross margin	19,568	62,542	72,048	115,497	436,249

Costs and expenses:
Personnel costs	88,587	500,773	258,698	718,546	9,246,108
Professional fees	10,386	24,585	48,339	116,646	903,070
Research and development	--	--	--	--	14,010
Selling expense	--	106,947	56,039	219,738	1,179,566
Depreciation and amortization	2,690	2,461	7,927	7,259	39,743
Other general and administrative	10,182	12,892	38,950	45,327	739,547

Operating loss	(92,277)	(585,116)	(337,905)	(992,019)	(11,685,795)

Other Income (Expense)
Interest income	1	94	4	583	124,388
Gain (loss) on sale of marketable securities	23,235	--	(36,190)	--	(36,190)
Valuation (loss) on marketable securities	--	--	(316,335)	--	(316,335)
Litigation proceeds	--	--	--	30,000	30,000
(Loss) on valuation from private placement	--	--	--	--	(433,000)

Loss before discontinued operations	(69,041)	(585,022)	(690,426)	(961,436)	(12,316,932)

Loss on discontinued operations	--	--	--	--	(517,181)
Net Loss	$(69,041)	$(585,022)	$(690,426)	$(961,436)	$(12,834,113)

Net loss per share, basic and dilutive	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding-basic and diluted	67,590,403	57,361,262	67,590,403	48,349,977

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
	For the Nine months Ended January 31,		June 19, 1997 (Inception) Through January 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net Loss	$(690,426)	$(961,436)	$(12,834,113)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion, depreciation and amortization	7,927	7,259	39,743
Stock based compensation	--	605,206	6,470,396
Stock in lieu of payment	--	16,667	28,667
Contributed services and other	--	--	10,425
Cash flow from discontinued operations	--	--	833,369
Valuation loss on marketable securities	316,335	--	316,335
Loss on sale of marketable securities	36,190	--	36,190
Inventory write off	--	--	6,538
Changes in operating assets and liabilities:
Accounts receivable-trade related parties	11,375	(50,081)	(1,203)
Prepaid and other	7,421	1,624	(1,812)
Accounts payable and accrued liabilities	197,561	58,795	364,720
Accounts payable-related parties	(4,994)	--	3,300
Deferred revenue	(6,875)	(46,875)	--
Deferred salaries	--	12,000	128,250
Net cash (used in) operating activities	(125,486)	(356,841)	(4,599,195)

Cash flows from investing activities:
Purchase of unproven oil and gas properties	--	--	(1,794,231)
(Purchase) sale of inventory	--	2,012	(27,662)
Purchase of equipment	--	--	(19,520)
Proceeds from sale of marketable securities	146,631	--	146,631
Intangibles	(13,285)	(12,428)	(119,900)
Cash used in discontinued operations	--	--	(133,757)
Net cash provided by (used in) investing activities	133,346	(10,416)	(1,948,439)
Cash flows from financing activities:
Proceeds from related party advances	--	11,000	62,618
Repayment of related party advances	--	(11,000)	(40,036)
Proceeds from the sale of common stock	--	200,000	6,307,901
Payments for offering costs	--	--	(21,752)
Cash flow provided by discontinued operations	--	--	250,569
Net cash provided by financing activities	--	200,000	6,559,300

Net Increase (Decrease) in cash and cash equivalents	7,860	(167,257)	11,666
Cash and cash equivalents:
Beginning of period	3,806	192,312	--

End of period	$11,666	$25,055	$11,666

Noncash investing and financing transactions:
Stock received as payment on private placement	$--	$517,426	$517,426
Forgiveness of debt by related party, accounted for as capital contributed	$--	$--	$22,582
Stock issued to related party for ARID technology	$--	$--	$23,990
Spin off of Sterling Oil & Gas	$--	$--	$1,794,231
Change in other comprehensive income (loss)	$(218,819)	$--	$--
See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Condensed Statements of Changes in Stockholders’ Equity (Deficit)
For the Nine Months ended January 31, 2012 and
the Cumulative Period from June 19, 1997 (Inception) Through January 31, 2012
(Unaudited)

	Common Stock		Additional	(Deficit) Incurred During	accumulated Other Compre- hensive
	Shares	Par value $.0001	Paid-in Capital	Development Stage	Income (loss)	Total
Balance, at Inception (June 19, 1997)
Stock issued for services upon inception at June 19, 1997 issued at par	500,000	$50	$–	$–	$--	$50
Common stock cancelled March 2002	(500,000)	(50)	–	–	--	(50)
Sale of common stock at $0.10 per share, April 2002	1,114,000	111	111,289	–	--	111,400
Contributed services (January 2000 through April 2003)	–	–	10,425	–	--	10,425
Cumulative net (loss)	–	–	–	(132,543)	--	(132,543)

Balance, April 30, 2005	1,114,000	111	121,714	(132,543)	--	(10,718)
Sale of common stock (March through April 2006) at $0.05 per share	7,400,000	740	369,260	–	--	370,000
Sale of common stock (March 2006 at $0.01 per share	2,500,000	250	24,750	--	--	25,000
Common stock issued in exchange for assets	12,450,000	1,245	22,745	--	--	23,990
Net (loss)	–	–	–	(145,182)	--	(145,182)

Balance, April 30, 2006	23,464,000	2,346	538,469	(277,725)	--	263,090
Sale of common stock (May through June 2006) at $0.50 per share	4,065,000	407	2,032,093	–	--	2,032,500
Sale of common stock (January 2007) at $0.75 per share	2,012,000	201	1,508,799	–	--	1,509,000
Offering costs	–	–	(21,752)	–	--	(21,752)
Contributed capital	–	–	22,582	–	--	22,582
Stock-based compensation	–	–	1,840,000	–	--	1,840,000
Net (loss)	–	–	–	(2,639,221)	--	(2,639,221)

Balance, April 30, 2007	29,541,000	2,954	5,920,191	(2,916,946)	--	3,006,199
Sale of common stock (October 2007) at $1.00 per share	500,000	50	499,950	–	--	500,000
Sale of units (April 2008) at $0.50 per unit	1,000,000	100	499,900	–	--	500,000
Spin off Sterling subsidiary	–	–	(844,050)	–	--	(844,050)
Stock-based compensation	–	–	2,360,000	–	--	2,360,000
Net (loss)	–	–	–	(4,378,294)	--	(4,378,294)

Balance, April 30, 2008	31,041,000	3,104	8,435,991	(7,295,240)	--	1,143,855
Sale of units (May 2008) at $0.50 per unit	1,000,000	100	499,900	--	--	500,000
Stock based compensation	--	--	1,543,625	--	--	1,543,625
Net (loss)	--	--	--	(2,664,180)	--	(2,664,180)

Balance, April 30, 2009	32,041,000	3,204	10,479,516	(9,959,420)		523,300
Sale of units (July 2009) at $0.05 per unit	10,000,000	1000	499,000	--	--	500,000
Sale of units (April 2011) at $0.05 per unit	1,200,000	120	59,880	--	--	60,000
Stock in lieu of payment at $0.05 per share	240 000	24	11,976	--	--	12,000
Stock based compensation	--	--	121,565	--	--	121,565
Net (loss)	--	--	--	(1,050,294)	--	(1,050,294)

Balance, April 30, 2011	43,481,000	4,348	11,171,937	(11,009,714)	--	166,571
Stock in lieu of payroll at $0.09 per share	363,334	36	32,664	--	--	32,700
Stock in lieu of payroll at $0.10 per share	3,579,402	358	357,582	--	--	357,940
Stock in lieu of payment at $0.10 per share	166,667	17	16,650	--	--	16,667
Unrealized gain on marketable securities	--	--	--	--	221,754	221,754
Sale of units (January 2011) at $0.03 per Unit	20,000,000	2,000	715,426	--	--	717,426
Stock based compensation	--	--	214,566	--	--	214,566
Net (loss)	--	--	--	(1,133,973)	--	(1,133,973)

Balance, April 30, 2011	67,590,403	6,759	12,508,825	(12,143,687)	221,754	593,651
Unrealized (loss) on marketable securities	--	--	--	--	(218,819)	(218,819)
Net (loss)	--	--	--	(690,426)	--	(690,426)

Balance January 31, 2012	67,590,403	$6,759	$12,508,825	$(12,834,113)	$2,935	$(315,594)

See accompanying notes to condensed financial statements.

BIG CAT ENERGY CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Presentation, Organization and Nature of Operations

Presentation

The accompanying unaudited financial statements of Big Cat Energy Corporation (the “Company”) at January 31, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2011. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended January 31, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. The April 30, 2011 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2011.

Description of Operations

Big Cat Energy Corporation (“Big Cat” or the “Company”), a Nevada corporation, owns the exclusive right to a patented technology known as Aquifer Recharge Injection Device (“ARID”) which allows Coal Bed Methane (“CBM”) operators to re-inject water produced from productive coal seams.  The Company is in the development stage in accordance with FASB Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has been in the development stage since inception and has yet to generate any significant revenue-producing operations. Activities since its inception have primarily involved its organization, development of the Company and more recently, its ARID initiative. The Company's technology is designed primarily for the Coal Bed Methane (CBM) industry and is suited for use in new well drilling or the bringing into production of wells that are currently idle. Due to the current and historically low natural gas prices, there has been limited new well drilling programs and no significant amounts of restoring idle wells back into production since 2007. These factors combined with a limited sales area, as CBM is primarily produced in the Rocky Mountain area (mostly in Wyoming), have contributed to the low sales/lease activity experienced by the Company.

Note 2:  Liquidity

Going Concern

As of January 31, 2012, the Company had a working capital deficit of $439,263 and stockholders’ deficit of $315,594. The Company has realized minimal revenues and has incurred significant losses from operations and used significant cash flow to fund operations for the periods presented in this Quarterly Report. Historically, Big Cat has relied upon outside investor funds to maintain its operations and develop its business. Big Cat’s plan for continuation anticipates and requires continued funding from investors and the success of pending project proposals. This funding would be used for operations, for working capital, as well as business expansion during the current fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company or that project proposals will be accepted. These conditions raise substantial doubt about Big Cat’s ability to continue operations as a going concern.

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

Intangible Assets – The Company capitalized the costs to patent the ARID process and ARID trademark. These costs are being amortized over the life, twenty (20) years, of the patents on a straight line basis. The intangibles serve as collateral for the accrued deferred salaries.  The Company expects to record amortization expense for subsequent periods as follows:

FY 2012                      $1,794 (remaining period)
FY 2013                      $7,195
FY 2014                      $7,195
FY 2015                      $7,195
FY 2016                      $7,195
Thereafter                      $88,933

The Company accounts for intangibles in accordance with ASC 350, Intangible-Goodwill and Other. The Company evaluates intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of intangibles is tested by comparing the carrying amount to the fair value. The fair values are estimated using undiscounted projected net cash flows. If the carrying amount exceeds its fair value, intangibles are considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluates the impairment of intangibles as of the end of each fiscal year or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:
•	a significant decrease in the market value of an asset;
•	a significant adverse change in the extent or manner in which an asset is used; or
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

The Company did not recognize an impairment expense related to intangible assets during the nine months ended January 31, 2012 or 2011.

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

Concentration of Customer Base - The Company had two leasing customers and three leasing customers during the periods ended January 31, 2012 and 2011, respectively. The Company had three purchasers of the ARID tool during the nine months ended January 31, 2012 compared to one for the same period in 2011.

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

We adopted ASC 740, Income Taxes as of April 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of January 31, 2012 or 2011. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of January 31, 2012 or 2011.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payables. The fair market value of  cash and cash equivalents, accounts receivable and payable approximates or is equal to the book value due to the short term nature of these balances. The Company determines the value of marketable securities based on the quoted price in active markets.

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

Stock-Based Compensation – The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company recorded no expense for stock-based compensation for the nine months ended January 31, 2012 compared to $605,206 for the same period in 2011.

Research and Development Expenditures – Costs related to the research, design, and development of products are charged to research and development expenses as incurred.  The Company did not incur any research and development costs for the nine months ended January 31, 2012 or 2011.

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

As of January 31, 2012 the Company had options issued to purchase 4,135,000 shares and warrants issued to purchase 18,173,033 shares that would be potentially dilutive. At January 31, 2011, the Company had options issued to purchase 4,135,000 shares and warrants issued to purchase 20,173,033 shares that would be potentially dilutive.  The options and warrants outstanding were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive as of those dates.

Revenue Recognition-The Company leases its ARID tool and process to its customers. Revenue is recognized equally over the term of lease. When the lease is executed the Company records deferred revenue as a Current Liability for those amounts paid for lease commitments for the next 12 months and a Long Term Obligation for those amounts in excess of 12 months. At January 31, 2012 the Company has recorded no amount as a Current or Long Term Liability for deferred revenue as no ARID tools are currently under lease.

The Company sells ARID tools and revenue is recognized on the tool sales when the ARID tools have been delivered to the customer.

Warranty accrual – ASC 450 requires companies to accrue for warranty exposure based on reasonable estimates of the amount incurred based on historical data, the Company has accrued no costs for warranty resolution as of January 31, 2012 and April 30, 2011.

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
Level 3- Unobservable inputs based on the Company’s assumptions,

ASC 820 requires the use of observable market data if such data is available without undue cost and effect.

	Fair Value Measurements at Reporting Date Using
Description	January 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$21,203	$21,203	$0	$0
Total	$21,203	$21,203	$0	$0

Note 5: Marketable Securities:
Cost and fair value of available for sale securities at January 31, 2012 are as follows:

	Cost	Unrealized Gains/ Losses	Valuation (loss) on marketable securities	Fair Value
Shares of High Plains Gas, Inc.	$337,538	--	$(316,335)	$21,203

In accordance with ASC 320, Investments – Debt and Equity Securities, we have considered the reported operating losses of High Plains Gas, Inc. and other internal factors in our evaluation of whether the valuation loss on the shares as of January 31, 2012 is other than temporary. Based on High Plains Gas, Inc.’s negative working capital, significant reported losses and continued decline in share market price, we have concluded that as of January 31, 2012, the decline in share valuation is other than temporary and we have recognized the valuation loss of $316,335, in our nine month operating loss as of January 31, 2012.

Note 6:   Shareholders’ Equity

Private Offerings

During the nine months ended January 31, 2012, there were no stock transactions by the Company.

During the nine months ended January 31, 2011, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $32,700 in salary. As a second transaction, the Company completed a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock exercisable at $0.15 per share. The warrants have a five year term from date of issue. The Company received proceeds of $717,426 in the private placement consisting of $200,000 cash and High Plains Gas Inc. restricted common stock valued at $517,426. As a third transaction, the Company issued 3,746,069 shares of restricted common stock at $0.10 per share and warrants to purchase an additional 1,873,033 shares exercisable at $0.15 to officers, employees and a vendor in lieu of payment of salary and vendor obligations. The warrants have a five year term from date of issue. The Company recognized non-cash salary expense of $369,607 for the fair value of the stock issued.

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

Note 7:   Stock Option Plan

The Company has adopted the 2007 Nonqualified Stock Option Plan (the “Plan”), as amended. The Company has reserved 5,000,000 shares of common stock for the plan.  During Fiscal 2009 the Board of Directors granted options to purchase 1,665,000 shares to directors, officers and key employees and consultants of the Company, effective December 31, 2008. The exercise price of the options was $0.12, the closing price of Company shares on December 31, 2008. The options granted on December 31, 2008 became exercisable on December 31, 2009 and expire on December 31, 2014. During Fiscal 2011 the Board of Directors granted options to purchase 410,000 shares to outside directors and key employees of the Company, effective January 4, 2011. The exercise price of the options was $0.15, the closing price of Company shares on January 4, 2011. The options granted on January 4, 2011 became exercisable on January 4, 2011 and expire on January 4, 2015. Also during Fiscal 2011, Charles Peck and George Hampton, resigned as Directors of the Company and forfeited their stock options to purchase 600,000 shares each.

As of January 31, 2012, and 2011 the outstanding options are fully vested, however, the agreement only allows for a certain number of options to be exercised each year through January 4, 2015.  Due to the limitations on exercising the options, and the fact that they would expire if the employee resigns or is terminated for cause, the Company has treated the options as if they vest over a two-year period.

Note 8:   Income Tax

The Federal net operating loss (“NOL”) carryforward of the Company totaling approximately $5,314,000 as of January 31, 2012 expires on various dates through 2032.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally a greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.  We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Note 9:              Related Party Transactions

During the nine months ended January 31, 2012, TYVO, a company owned by Tim Barritt CEO, President and a Director of the Company, made insurance payments on behalf of the Company. At January 31, 2012, the Company recorded an accrued liability to TYVO of $3,300 on the accompanying balance sheet. The Company had no accrued liability to TYVO at April 30, 2011.

 During the nine months ended January 31, 2012, Sterling Oil & Gas Company (“Sterling”), an affiliate of Big Cat, paid $2,100 of operating expense on behalf of Big Cat, also during the three months ended January 31, 2012, the Company paid Sterling $2,619 for outstanding accounts payable. As of January 31, 2012 the Company had no liability to Sterling and April 30, 2011 a total of $8,294 was due to Sterling and has been included in the accounts payable-related parties on the accompanying balance sheet.

During the nine months ended January 31, 2012, the Company collected $11,375 from High Plains Gas, Inc. (“High Plains”). As of January 31, 2012 and April 30, 2011, a total of $1,203 and $12,578 is due from High Plains and has been recorded in the accounts receivable-trade on the accompanying balance sheet. High Plains presently owns 38.8% of the Company’s common stock and High Plains’ COO is a member of the Company’s Board of Directors.

For the nine months ended January 31, 2011, the officers of the company provided management services to its affiliated company, Sterling Oil & Gas Company. The Company did not record any income from Sterling for these services. The Company also retained Wharton Consulting to provide marketing service to the Company. Thomas E, Wharton, was a Director for the Company through December 31, 2011, is the managing partner of Wharton Consulting. The Company recorded consulting fees to Mr. Wharton and Wharton Consulting of $36,000 for the nine months ended January 31, 2011.

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

Plan of Operations

The plan of operation discussed below in this report for the nine months ended January 31, 2012, reflects the operations of our current business which is to sell the ARID tool and process to oil and gas companies.

 Currently, we are not leasing any ARID tools and have sold thirteen ARID tools since inception, seven of which were lease buyouts and six for installation in new or stranded CBM (coal bed methane) gas well bores in the Powder River Basin of Wyoming. The Company had seven leases expire in December 2011.

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

Big Cat is negotiating a sale of 15 ARID tools to High Plains Gas Inc., a related party; however the current limited liquidity of High Plains has delayed the consummation of the agreement.

Fulfillment of the above opportunities and new business may require additional working capital. The Company is currently exploring potential financing options, including private placement and debt opportunities, to provide for the Company’s potential future cash flow requirements. We also expect to liquidate our marketable securities to fund continued operations.

Patents and Trademarks

Patent Status:

In the United States the Company has two pending regular patent applications before the United States Patent Office (“USPTO”) US12/291108 and US12/927,621 and one application on which US Patent No. 8,056,626 recently issued. The first application claims the use of a single device for water handling in a well bore and the second application claims methods of using a single device for water handling. As to each of the pending applications, we have recently received an office action for which we submitted a response to in December 2011.

In Europe, the Company has one pending regular patent application. We have received and responded to the first office action in that matter and the second action from the European Patent Office.

In Canada, the Company has received allowance of its patent applications. The Company has made payment of the issuance fee. The hard copy patent was received in December 2011.

In Australia, the Company has one pending regular patent application. We have demanded normal examination of the application and received and responded to the second office action on the merits on September 23, 2011.

Trademark Status:

In the United States, the Certification of Registration for the ARID mark was issued on January 12, 2011 and will remain in effect for 10 years.

Also, in the United States, the word mark BIG CAT and the BIG CAT ENERGY CORP. and Design marks have been opposed by Caterpillar Inc. on grounds of likelihood of confusion with and dilution of Caterpillar’s CAT mark. The opposition proceeding is in the discovery phase at present. Once sufficient discovery has taken place so that the parties can better assess the matter, we will determine whether settlement is an option. The Company and its trademark counsel do not anticipate a loss exposure, financial or other, to the Company as a result of this proceeding.

Results of Operations

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

We reported a net loss for the three months ended January 31, 2012 of $69,041 compared with a net loss of $585,022 during the three months ended October 31, 2011. The net loss for the three months ended January 31, 2012, included a gain on marketable securities of $23,235. The net loss for the three months ended January 31, 2011 included $450,957 attributable to non-cash consideration related to the issuance of stock options, restricted common stock and warrants to officers, BOD members, employees and vendors, which included a non-cash expense of $276,758 for the difference between the fair value of stock issued in lieu of payment to employees and vendors and the liabilities relieved in the three months ended January 31, 2011.

We recognized revenues of $20,227 during the three months ended January 31, 2012, as compared to $65,387 during the same period in 2011. Revenues during the 2012 period were from the sale of two ARID tools, while revenues during the 2011 period were from the lease of fourteen ARID tools and the sale of four ARID tools.

We recorded personnel costs of $88,587 during the three month period ended January 31, 2012, as compared to $500,773 during the same period in 2011. We recorded a stock based compensation charge for stock options, restricted common stock and warrants issued to management of $137,957 for the three month period ended January 31, 2011. We recorded non-cash salary expense of $247,376 for stock issued in lieu of payment of these salaries.

We incurred professional fees of $10,386 during the three month period ended January 31, 2012, as compared to $24,585 during the same period 2011. Professional fees include legal and accounting fees incurred for regulatory filings.

We did not incur any selling costs for the three months ended January 31, 2012 due to the reduction in staff of our sales person and permitting person effective July 15, 2011, as compared to $106,947 for the same period in 2011.

Our other general and administrative costs were $10,182 during the three month period ended January 31, 2012, as compared to $12,892 during the same period in 2011. The major component of other general and administrative costs is insurance expense and travel and entertainment in both years.

Nine months Ended January 31, 2012 Compared to Nine months Ended January 31, 2011

We reported a net loss for the nine months ended January 31, 2012 of $690,426 compared with a net loss of $961,436 for the same period in 2011.  The net loss for the nine months ended January 31, 2012, included a non-cash valuation loss on marketable securities of $316,335 and a loss on the sales of marketable securities of $36,190. The net loss for the nine months ended January 31, 2011 included $605,206 attributable to non-cash consideration related to the issuance of stock options, restricted common stock and warrants to management compared to $107,215, which also include warrants issued to a consultant.

We recognized revenues of $74,216 during the nine months ended January 31, 2012, as compared to $118,342 during the same period in 2011. Revenues during the 2012 period were from the sale of five ARID tools and the lease of three tools, while revenues during the 2011 period were from the lease of fourteen ARID tools and the sale of four ARID tools.

We recorded personnel costs of $258,698 during the nine month period ended January 31, 2012, as compared to $718,546 during the same period in 2011. We recorded a stock based compensation charge for options, restricted common stock and warrants issued to officers, BOD members and employees of $214,566 for the nine month period ended January 31, 2011. During the nine months ended January 31, 2011 we recorded non-cash salary expense of $407,307 for stock issued in lieu of payment of these salaries.

We incurred professional fees of $48,339 during the nine month period ended January 31, 2012 as compared to $116,6461 during the same period 2011. The decrease was due to the cancellation of a consulting agreement with Wharton Consulting. Professional fees include legal and accounting fees incurred for regulatory filings.

We incurred selling expense of $56,039 for the nine month period ended January 31, 2012 compared to $219,738 for the same period in 2011. The reduction is due to no selling expense being recorded in the six months August 2011 through January 31, 2012 due to the reduction in staff of our sales person and permitting person effective July 15, 2011.

Our general and administrative costs were $38,950 during the nine month period ended January 31, 2012, as compared to $45,327 during the same period in 2011. The major component of other general and administrative expense is insurance and travel and entertainment.

We received litigation proceeds of $30,000 during the nine month period ended January 31, 2011, that have been recorded as revenue per ASC 450.

Liquidity and Capital Resources

As of January 31, 2012 we had a working capital deficit of $439,263; therefore, we will need to seek additional sources of capital for the coming year. Based on the current cash flow needs of the Company and assuming salaries will continue to not be paid, the Company has approximately 3-5 months of cash flow available. The Company will need to find additional sources of cash to continue operations after that period.

Cash used in operating activities was $125,486 for the nine months ended January 31, 2012, compared to cash used in operating activities of $356,841 for the nine months ended January 31, 2011. For the nine months ended January 31, 2012, cash used in operations is primarily from our operating loss offset by a non-cash valuation loss on marketable securities of $316,335. In the nine month period ended January 31, 2011 cash used by operations was principally attributed to our net loss offset by our non-cash compensation expense of $605,206, and non-cash stock issued in lieu of payment of $16,667.

Cash flows provided by investing activities were $133,346 for the nine months ended January 31, 2012, primarily from the sale of marketable securities compared to cash used in investing activities of $10,416 for the nine months ended January 31, 2011.

There were no cash flows from financing activities for the nine months ended January 31, 2012 and 2011. Cash flows from financing activities were $200,000 for the nine months ended January 31, 2011. Cash from financing was from the private placement of our stock in the period ending January 31, 2011.

During the nine months ended January 31, 2011, the Company issued 363,334 shares of restricted common stock to non-officer employees in lieu of payment of $32,700 in salary. The Company also completed a private placement of 20,000,000 restricted shares of Big Cat common stock at $0.03 per share and warrants to purchase an additional 10,000,000 restricted shares of Big Cat common stock exercisable at $0.15 per share. The warrants have a five year term from date of issue. The Company received proceeds of $717,426 in the private placement consisting of $200,000 cash and High Plains Gas Inc. restricted common stock valued at $517,426. The Company issued 3,746,069 shares of restricted common stock at $0.10 per share and warrants to purchase an additional 1,873,033 shares exercisable at $0.15 to officers, employees and a vendor in lieu of payment of salary and vendor obligations. The warrants have a five year term from date of issue. The Company recognized non-cash salary expense of $369,607 for the difference between the fair value of the stock issued and the accrued salaries relieved.

Financial Instruments and Other Information

As of January 31, 2012 and April 30, 2011, we had cash and cash equivalents, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2012 and April 30, 2011, there were no off –balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation required by paragraph (b) of  §240.13a–15 of the effectiveness of the registrant's disclosure controls and procedures (as defined in §240.13a–15(e)), the Company’s principal executive officer and principal financial officer concluded that, as of January 31, 2012 and  April 30, 2011, its disclosure controls and procedures are not effective as described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The framework used by management to evaluate the effectiveness of the registrant's internal control over financial reporting as required by paragraph (c) of §240.13a–15 is the COSO Internal Control – Integrated Framework.  Based on management’s assessment, management concluded that the Company internal control over financial reporting is not effective as of January 31, 2012 and April 30, 2011 due to the existence of significant deficiencies constituting a material weakness, as described below.

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

In connection with the preparation of our financial statements for the year ended April 30, 2011 and period ended January 31, 2012, certain significant deficiencies in internal control became evident to management that represent a material weakness.  The Company has experienced an increasing complexity in its transactions  as related to ASC 605, Revenue Recognition and with respect to equity transactions.  This complexity resulted in significant adjustments to the accounting records underlying the financial statements. Management corrected all misstatements prior to the release of the Company’s financial statements.  Management intends to engage third party consultants to assist management with complex transactions in future periods.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended January 31, 2012.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds None

ITEM 3 . Default Upon Senior Securities None

ITEM 4.  Submission of Matters to a Vote of Security Holders None

ITEM 5.  Other Information None

ITEM 6.  EXHIBITS.

Exhibits	Document Description
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ___ day of March, 2012.

BIG CAT ENERGY CORPORATION

BY:	/s/ Timothy Barritt
Timothy Barritt, President and Principal Executive Officer

BY:	/s/ Richard G. Stifel
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer